Form 10-Q
period 1996-03-31
PULSE BANCORP INC
filed 1996-05-08
CIK 857559

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1996
                               ------------------------------


                                  OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

                         Commission File Number     0-18764

                               PULSE BANCORP, INC.
             (Exact name of registrant as specified in its charter)

          NEW JERSEY                                       22-3016360
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

6 JACKSON ST.,   SOUTH RIVER, N.J.                          08882
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code        908-257-2400

                                       N/A
Former name, former address and former fiscal year, if changed since last report

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    [X]                    No    [ ]

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date May 1, 1996

                 CLASS                          OUTSTANDING
      $1.00 par value common stock            3,886,458 Shares

                          PULSE BANCORP, INC. AND SUBSIDIARY

                                      Index

                                                                   Page Number

PART I - CONSOLIDATED  FINANCIAL INFORMATION

  Consolidated Statements of Financial Condition at September 30,
  1995 and March 31, 1996 (unaudited)                                       1

  Consolidated Statements of Income for the Three and Six Months
  Ended March 31, 1995 and 1996 (unaudited)                                 2

  Consolidate Statements of Cash Flows for the Six Months Ended
  March 31, 1995 and 1996 (unaudited)                                       3

  Notes to Consolidated Financial Statements                              4-6

  Managements Discussion and Analysis of Financial Condition and
  Results of Operations                                                  7-11

PART II - OTHER INFORMATION                                                12

  SIGNATURES                                                               13

                       PULSE BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition

                                                                  September 30,  March 31,
                                                                      1995         1996
                                                                               (Unaudited)
ASSETS
Cash and amounts due from depository institutions.................$  4,836,510 $  4,946,623
Federal funds sold................................................   3,925,000    5,050,000
                                                                  ------------ ------------
    Total cash and cash equivalents...............................   8,761,510    9,996,623

Investment securities held to maturity; estimated fair value of
  $112,886,000 and $79,120,000, respectively...................... 114,380,553   80,571,655
Mortgage backed securities held to maturity, net; estimated fair value of $174,629,000 and $160,221,000, respectively............ 174,969,291  160,836,688
Securities available for sale at market...........................           -   57,083,059
Loans receivable, net............................................. 134,276,842  131,205,068
Premises & equipment, net.........................................   1,207,162    1,204,448
Real estate owned, net............................................   2,627,864    2,373,564
Federal Home Loan Bank of New York stock, at cost.................   2,540,200    2,543,100
Interest receivable...............................................   4,071,079    3,534,097
Other assets......................................................   2,944,797    3,106,894
                                                                  ------------ ------------
     Total assets.................................................$445,779,298 $452,455,196
                                                                  ============ ============

LIABILITIES AND
   STOCKHOLDERS' EQUITY
Liabilities:
Deposits..........................................................$391,037,843 $396,244,329
Advance payments by borrowers for taxes & insurance...............     458,356      590,494
Other liabilities.................................................   2,009,508    1,843,832
                                                                  ------------ ------------
     Total liabilities............................................ 393,505,707  398,678,655
                                                                  ------------ ------------


Stockholders' Equity:
Preferred stock; authorized 5,000,000 shares; issued and
   outstanding - none.............................................           -            -
Common stock; par value $1.00; authorized 10,000,000 shares;
   4,077,828 shares issued and 3,852,828 outstanding and
   4,111,458 shares issued and 3,886,458 outstanding,
   respectively...................................................   4,077,828    4,111,458
Paid in capital in excess of par value............................  11,819,769   12,099,541
Retained earnings- substantially restricted.......................  38,078,494   39,391,033
Unrealized (loss) on securities available for sale, net of tax....           -     (122,991)
Treasury Stock; at cost; 225,000 common shares....................  (1,702,500)  (1,702,500)
                                                                  ------------ ------------
     Total stockholders' equity...................................  52,273,591   53,776,541
                                                                  ------------ ------------
     Total liabilities and stockholders' equity...................$445,779,298 $452,455,196
                                                                  ============ ============

See notes to consolidated financial statements.

                       PULSE BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                       Three Months Ended        Six Months Ended
                                                                            March 31                  March 31,
                                                                      1995         1996         1995         1996
Interest income:
   Loans .........................................................  $3,107,182   $3,007,228  $ 6,280,059  $ 6,024,176
   Mortgage-backed securities.....................................   2,722,432    2,962,497    5,403,148    5,797,071
   Investments and other interest-earning assets..................   1,773,234    1,887,293    3,344,157    3,880,289
                                                                     ---------    ---------   ----------   ----------
      Total interest income.......................................   7,602,848    7,857,018   15,027,364   15,701,536
                                                                     ---------    ---------   ----------   ----------


Interest expense:

   Deposits.......................................................   4,286,806    4,451,551    8,171,922    8,974,080
                                                                     ---------    ---------   ----------   ----------
      Total interest expense......................................   4,286,806    4,451,551    8,171,922    8,974,080
                                                                     ---------    ---------   ----------   ----------

Net interest income...............................................   3,316,042    3,405,467    6,855,442    6,727,456
Provision for loan losses.........................................           0            0            0            0
                                                                     ---------    ---------   ----------   ----------

Net interest income after provision for loan losses...............   3,316,042    3,405,467    6,855,442    6,727,456
                                                                     ---------    ---------   ----------   ----------

Non-interest income:

   Other fees and service charges on loans........................      60,126       59,097      120,680      116,173
   Income (expense) from real estate operations...................      30,664        8,404       (8,868)       3,300
   Miscellaneous..................................................      17,024       15,204       30,200       51,914
                                                                     ---------    ---------   ----------   ----------
      Total non-interest income...................................     107,814       82,705      142,012      171,387
                                                                     ---------    ---------   ----------   ----------

Non-interest expenses:

   Salaries and employee benefits.................................     621,343      590,215    1,219,350    1,185,233
   Occupancy expense..............................................      55,356       82,419      114,888      153,385
   Equipment expense..............................................     153,027      145,045      269,284      276,438
   Advertising....................................................      78,218       72,624      134,502      132,981
   Federal deposit insurance premium..............................     224,980      222,655      451,521      449,007
   Miscellaneous..................................................     440,353      275,033      714,713      526,501
                                                                     ---------    ---------   ----------   ----------
      Total non-interest expenses.................................   1,573,277    1,387,991    2,904,258    2,723,545
                                                                     ---------    ---------   ----------   ----------

Income before income taxes........................................   1,850,579    2,100,181    4,093,196    4,175,298
Income taxes......................................................     639,247      755,000    1,439,384    1,506,634
                                                                     ---------    ---------   ----------   ----------
      Net income..................................................  $1,211,332   $1,345,181  $ 2,653,812  $ 2,668,664
                                                                    ==========   ==========   ==========   ==========

Net income per common share and common stock equivalents..........       $0.31        $0.34        $0.68        $0.67
                                                                         =====        =====        =====        =====

Dividends per common share........................................       $0.15       $0.175        $0.30        $0.30
                                                                         =====       ======        =====        =====
Weighted average number of common shares and common
   stock equivalents outstanding..................................   3,936,659    3,955,549    3,915,166    3,954,565
                                                                     =========    =========    =========    =========

See notes to consolidated financial statements.

                       PULSE BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                   Six Months Ended
                                                                                       March 31,
                                                                                   1995         1996
Cash flows from operating activities:
  Net income................................................................... $ 2,653,812  $ 2,668,664
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation of premises and equipment.....................................      78,506       68,710
    Provision for loan losses..................................................           -            -
    Provision for losses on real estate owned..................................      29,700       76,000
    Amortization of premiums, discounts and fees, net..........................     (79,042)    (119,342)
    Gain on sale of real estate owned..........................................     (32,539)     (62,462)
    (Increase) decrease in interest receivable.................................    (155,475)     536,982
    Decrease (increase) in other assets........................................   4,132,164     (162,097)
    Decrease in other liabilities..............................................    (213,060)    (165,676)
                                                                                 ----------   ----------
      Net cash provided by operating activities................................   6,414,066    2,840,779
                                                                                 ----------   ----------

Cash flows from investing activities:

    Proceeds from maturities and calls of investment securities held to maturity  1,000,000   53,000,000
    Purchase of investment securities held to maturity......................... (10,000,000) (48,979,670)
    Proceeds from principal repayments of investment securities held for sale..           -    1,686,777
    Mortgage-backed securities purchased.......................................  (5,095,219) (25,507,350)
    Mortgage-backed securities repayments......................................   7,442,519   10,669,731
    Proceeds from sales of student loans.......................................      90,093        4,454
    Net decrease in loans receivable...........................................   6,088,976    2,424,625
    Additions to premises and equipment........................................     (17,467)     (65,996)
    Proceeds from sale of real estate owned....................................   1,220,294      868,762
    Redemption (purchase) of Federal Home Loan Bank of New York Stock..........     170,100       (2,900)
                                                                                 ----------   ----------
      Net cash provided by (used in) investing activities......................     899,296   (5,901,567)
                                                                                 ----------   ----------

Cash flows from financing activities:

    Net increase in deposits...................................................   1,588,924    5,206,486
    (Decrease) increase in advance payments by borrowers
      for taxes and insurance..................................................    (131,514)     132,138
    Issuance of common stock...................................................     410,275      313,402
    Cash dividends paid........................................................  (1,154,978)  (1,356,125)
                                                                                 ----------   ----------
      Net cash provided by financing activities................................     712,707    4,295,901
                                                                                 ----------   ----------

Net increase in cash and cash equivalents......................................   8,026,069    1,235,113
Cash and cash equivalents - beginning .........................................  16,125,664    8,761,510
                                                                                 ----------   ----------
Cash and cash equivalents - ending............................................. $24,151,733  $ 9,996,623
                                                                                ===========  ===========

Supplemental schedule of non-cash investing activities:

      Transfer of loans held for sale to loans receivable......................  $3,586,035            -
                                                                                ===========   ==========
      Transfer of loans receivable to real estate owned........................     $24,561     $628,000
                                                                                ===========   ==========
      Transfer of mortgage-backed securities and investments held to...........
        maturity to available for sale.........................................           -  $58,764,618
                                                                                ===========   ==========
Cash paid during the period for:
      Income taxes.............................................................     $75,000   $1,255,000
                                                                                ===========   ==========
      Interest.................................................................  $8,171,922   $8,987,738
                                                                                ===========   ==========

See notes to consolidated financial statements.

                       PULSE BANCORP, INC. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements

1. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Pulse Bancorp, Inc. (the "Corporation") and its wholly owned subsidiary, Pulse Savings Bank (the "Bank"). The Corporation's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements, have been included. The results of operations for the six months ended March 31, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year.

3. LOANS RECEIVABLE, NET

                                                                  September 30,  March 31,
                                                                      1995         1996

Real Estate Mortgage:
   One-to-four family.............................................$ 58,203,379 $ 61,905,534
   Multi family...................................................  32,922,376   31,031,596
   Commercial.....................................................  35,466,355   29,628,586
                                                                   -----------  -----------
                                                                   126,592,110  122,565,716
                                                                   -----------  -----------

Construction Loans................................................      93,334      186,668

Consumer:

   Home equity....................................................  10,397,056   11,159,952
   Passbook or certificate........................................     287,604      252,573
   Student education guaranteed by
     the State of New Jersey......................................       6,864          501
                                                                   -----------  -----------
                                                                    10,691,524   11,413,026
                                                                   -----------  -----------
        Total loans............................................... 137,376,968  134,165,410
                                                                   -----------  -----------

Less: Allowance for loan losses...................................   2,603,852    2,518,700
         Deferred loan fees and discounts.........................     496,274      441,642
                                                                   -----------  -----------
                                                                     3,100,126    2,960,342
                                                                   -----------  -----------
                                                                  $134,276,842 $131,205,068
                                                                  ============ ============

An analysis of the allowance for loan losses is as follows:           Six Months Ended
                                                                           March 31,
                                                                      1995         1996

                 Balance-beginning................................  $3,368,816   $2,603,852
                 Provisions charged to operations.................           -            -
                 Losses charged to allowance......................    (104,288)     (85,152)
                                                                    ----------   ----------
                 Balance-ending...................................  $3,264,528   $2,518,700
                                                                    ==========   ==========


                       PULSE BANCORP, INC. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements

4. INVESTMENT SECURITIES HELD TO MATURITY, NET

                                                         September 30, 1995
                                                         Gross        Gross      Estimated
                                           Carrying    Unrealized   Unrealized     Fair
                                             Value       Gains       Losses        Value

U.S. Government (including agencies)     $113,780,605    $216,315   $1,725,540 $112,271,380
Obligations of state and political
    subdivisions                              599,948      17,484        3,040      614,392
                                         ------------    --------   ---------- ------------
                                         $114,380,553    $233,799   $1,728,580 $112,885,772
                                         ============    ========   ========== ============



                                                        March 31, 1996
                                                         Gross        Gross      Estimated
                                           Carrying    Unrealized   Unrealized     Fair
                                             Value       Gains       Losses        Value

U.S. Government (including agencies)      $79,971,696    $112,940   $1,590,008  $78,494,628
Obligations of state and political
    subdivisions                              599,959      24,945                   624,904
                                          -----------    --------   ----------  -----------
                                          $80,571,655    $137,885   $1,590,008  $79,119,532
                                          ===========    ========   ==========  ===========




5. INVESTMENT SECURITIES AVAILABLE FOR SALE

                                                               March 31, 1996
                                                               Gross        Gross      Estimated
                                                Amortized    Unrealized   Unrealized     Fair
                                                   Cost        Gains       Losses        Value

Government National Mortgage Association ARM's  $27,468,238    $567,365               $28,035,603
U.S. Government Agency Debentures                29,804,037                  756,581   29,047,456
                                                -----------    --------     --------  -----------
                                                $57,272,275    $567,365     $756,581  $57,083,059
                                                ===========    ========     ========  ===========

                       PULSE BANCORP, INC. AND SUBSIDIARY
                   Notes To Consolidated Financial Statements

6. MORTGAGE-BACKED SECURITIES HELD TO MATURITY, NET

                                                             September 30, 1995
                                                               Gross        Gross      Estimated
                                                 Carrying    Unrealized   Unrealized     Fair
                                                   Value       Gains        Losses       Value

Government National Mortgage Association       $ 92,090,521  $1,311,106   $   60,891 $ 93,340,736
Federal Home Loan Mortgage Corporation           31,374,816     301,287      275,237   31,400,866
Federal National Mortgage Association            13,559,930     172,909     $249,221   13,483,618
Collateralized mortgage obligations              37,944,024      52,535   $1,592,850   36,403,709
                                               ------------  ----------   ---------- ------------
                                               $174,969,291  $1,837,837   $2,178,199 $174,628,929
                                               ============  ==========   ========== ============


                                                        March 31, 1996
                                                         Gross        Gross      Estimated
                                           Carrying    Unrealized   Unrealized     Fair
                                             Value       Gains       Losses        Value

Government National Mortgage Association $ 72,368,895  $  828,788   $  199,638 $ 72,998,045
Federal Home Loan Mortgage Corporation     28,272,653     266,796      254,622   28,284,827
Federal National Mortgage Association      22,875,091     166,083      349,687   22,691,487
Collateralized mortgage obligations        37,320,049      24,541    1,098,017   36,246,573
                                         ------------  ----------   ---------- ------------
                                         $160,836,688  $1,286,208   $1,901,964 $160,220,932
                                         ============  ==========   ========== ============





7. NET INCOME PER COMMON SHARE

Net income per common share has been calculated based on the weighted average number of shares outstanding plus the shares that would be outstanding assuming the exercise of dilutive stock options, all of which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average price of the Corporation's common stock.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Corporation's assets at March 31, 1996 totaled $452.5 million, which represents an increase of $6.7 million or 1.50% when compared with $445.8 million at September 30, 1995. Total deposits at March 31, 1996 increased $5.2 million or 1.33% to $396.2 million when compared with $391.0 million at September 30, 1995. Investment securities held to maturity decreased $33.8 million or 29.56% to $80.6 million at March 31, 1996 when compared with $114.4 million at September 30, 1995. The decrease in investment securities held to maturity was primarily due to the transfer of $29.8 million to investments available for sale in December 1995, pursuant to the special report on FASB 115, along with calls of investment securities of $53.0 million, which more than made up for the purchase of $49.0 million of government agency securities. Mortgage-backed securities held to maturity decreased by $14.2 million or 8.08% to $160.8 million at March 31, 1996 when compared to $175.0 million at September 30, 1995. The decrease was primarily due to the transfer of $29.0 million of mortgage-backed securities to available for sale, pursuant to the special report on FASB 115, along with principal repayments of $10.7 million, which more than offset the purchase of $25.5 million of mortgage-backed securities. Loans receivable decreased $3.1 million or 2.29% to $131.2 million at March 31, 1996 when compared to $134.3 million at September 30, 1995. The decrease was a result of loan principal repayments of $14.8 million and the transfer of $0.6 million of loans to real estate owned, which more than offset loan originations totaling $11.2 million.

Other assets increased by $162,000 or 5.50% during the six months ended March 31, 1996. Real estate owned, which consists of real estate acquired in settlement of loans, totaled $2.4 million and $2.6 million at March 31, 1996 and September 30, 1995, respectively. During the six months ended March 31, 1996, proceeds from sales of real estate owned totaled $0.9 million, resulting in gains on such sales of $62,000, which more than offset the transfer of $0.6 million of mortgage loans to real estate owned. Stockholders' equity amounted to $53.8 million and $52.3 million at March 31, 1996 and September 30, 1995, respectively.

Results of operations for three months ended March 31, 1996 and 1995

Net income increased to $1.3 million for the three months ended March 31, 1996 when compared with $1.2 million for the same 1995 period, an increase of $0.1 million. The increase in the net income during the 1996 period resulted primarily from an increase in interest income along with a decrease in non-interest expense, which more than offset an increase in interest expense and a decrease in non-interest income. Interest income on loans during the three months ended March 31, 1996 decreased $100,000 or 3.22% to $3.0 million when compared to $3.1 million during the same 1995 period. The decrease during the 1996 period resulted from a decrease in the average balance of loans outstanding, along with a decrease in the average yield on the loan portfolio. Interest on mortgage-backed securities increased by $240,000 or 8.82% during the three months ended March 31, 1996 when compared with the same 1995 period as a result of an increase in the average yield earned on the portfolio. Interest earned on investments and other interest-earning assets increased $114,000 or 6.43% to $1.9 million during the three months ended March 31, 1996 when compared to $1.8 million during the same 1995 period. The increase during the 1996 period resulted primarily from an increase in the average balance of investments and other interest-earning assets outstanding, along with an increase in the yield earned on investments and other interest-earning assets.

Interest on deposits increased by $165,000 or 3.84% to $4.5 million during the three months ended March 31, 1996 when compared to $4.3 million during the same 1995 period. The increase during the 1996 period was primarily attributable to an increase in the Bank's cost of deposits along with an increase in the average balance of deposits outstanding. The increase in the Bank's cost of deposits reflected an increase in general market interest rates paid on deposits.

During the three months ended March 31, 1996 and 1995 the Bank did not make any provisions for loan losses. Although no provisions were made because management believes the levels of reserves were adequate, no assurances can be made that future increases to the reserve will not be necessary. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of loan activity. At March 31, 1996 and September 30, 1995, the Bank's non-performing loans, which includes loans delinquent 90 days or more, totaled $2.0 million and $3.3 million, respectively. Furthermore, the level of loan delinquencies less than 90 days declined to $3.7 million at March 31, 1996 compared to $4.1 million at September 30, 1995. The allowance for loan losses amounted to $2.5 million or 1.91% of total loans at March 31, 1996 and $2.6 million or 1.93% of total loans at September 30, 1995.

Non-interest income decreased $25,000 to $83,000 during the three months ended March 31, 1996 when compared with $108,000 during the same 1995 period. The decrease during the 1996 period resulted primarily from a decrease in income from real estate operations of $22,000.

The Financial Accounting Standards Board issued a Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure" which apply to financial statements for fiscal years beginning after December 15, 1994. These Statements require that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or at the fair value of the collateral if the loan is collateral dependent. The Bank has reviewed its impaired loans and has determined that there is no material impact expected on the financial position or operations as a result of adopting these Statements, prospectively, during fiscal 1996.

Non-interest expenses decreased $185,000 or 11.77% to $1.39 million during the three months ended March 31, 1996 when compared with $1.57 million during the same 1995 period. During the three months ended March 31, 1996, salaries and employee benefits, equipment, advertising, FDIC insurance premium, and miscellaneous expenses decreased by $31,000, $8,000, $6,000, $2,000 and $165,000, respectively, and occupancy expense increased by $27,000. The decrease in miscellaneous expense was primarily due to a one time charge of $152,000 the Bank took to write down its receivable regarding the fraudulent bridge loans during the 1995 period..

Income tax expense totaled $755,000 and $639,000 during the three months ended March 31, 1996 and 1995, respectively. The increase during the 1996 period resulted primarily from an increase in income before income taxes.

Results of operations for six months ended March 31, 1996 and 1995

Net income was unchanged at $2.7 million for the six months ended March 31, 1996 when compared with $2.7 million for the same 1995 period. Interest income on loans during the six months ended March 31, 1996 decreased $256,000 or 4.07% to $6.0 million when compared to $6.3 million during the same 1995 period. The decrease during the 1996 period resulted from a decrease in the average balance of loans outstanding, along with a decrease in the average yield on the loan portfolio. Interest on mortgage-backed securities increased by $394,000 or 7.29% during the six months ended March 31, 1996 when compared with the same 1995 period as a result of an increase in the average yield earned on the portfolio. Interest earned on investments and other interest-earning assets increased $536,000 or 16.03% to $3.9 million during the six months ended March 31, 1996 when compared to $3.3 million during the same 1995 period. The increase during the 1996 period resulted primarily from an increase in the average balance of investments and other interest-earning assets outstanding, along with an increase in the yield earned on investments and other interest-earning assets.

Interest on deposits increased by $802,000 or 9.82% to $9.0 million during the six months ended March 31, 1996 when compared to $8.2 million during the same 1995 period. The increase during the 1996 period was primarily attributable to an increase in the Bank's cost of deposits along with an increase in the average balance of deposits outstanding. The increase in the Bank's cost of deposits reflected an increase in general market interest rates paid on deposits.

During the six months ended March 31, 1996 and 1995 the Bank did not make any provisions for loan losses. Although no provisions were made because management believes the levels of reserves were adequate, no assurances can be made that future increases to the reserve will not be necessary. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of loan activity. At March 31, 1996 and September 30, 1995, the Bank's non-performing loans totaled $2.0 million and $3.3 million, respectively. The allowance for loan losses amounted to $2.5 million or 1.91% of total loans at March 31, 1996 and $2.6 million or 1.93% of total loans at September 30, 1995.

Non-interest income increased $29,000 to $171,000 during the six months ended March 31, 1996 when compared with $142,000 during the same 1995 period. The increase during the 1996 period resulted primarily from an increase in miscellaneous income and income from real estate operations of $22,000 and $12,000, respectively, which more than offset a decrease in other fees and service charges on loans of $5,000.

Non-interest expenses decreased $181,000 or 6.22% to $2.7 million during the six months ended March 31, 1996 when compared with $2.9 million during the same 1995 period. During the six months ended March 31, 1996, salaries and employee benefits, advertising, FDIC insurance premium, and miscellaneous expenses decreased by $34,000, $2,000, $3,000 and $188,000, respectively, and occupancy expense and equipment expense increased by $38,000 and $7,000, respectively. The decrease in miscellaneous expense was primarily due to a one time charge of $152,000 the Bank took to write down its receivable regarding the fraudulent bridge loans during the 1995 period..

Income tax expense totaled $1.5 million and $1.4 million during the six months ended March 31, 1996 and 1995, respectively. The increase during the 1996 period resulted primarily from an increase in income before income taxes.

Liquidity and Capital Resources

     Liquidity is a measurement of the Bank's ability to generate sufficient cash flow, in order to meet all current and future financial obligations and commitments as they arise. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayments of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives. The Bank's primary sources of funds are deposits, amortization and prepayments of loan and mortgage- backed securities principal, maturities of investment securities, and funds provided by operations. While scheduled loan amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Bank invests its excess funds in federal funds and overnight deposits with the FHLB-NY which provides liquidity to meet lending requirements. Federal funds sold at March 31, 1996 and September 30, 1995 totaled $5.1 million and $4.0 million, respectively. The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. These activities are summarized as follows:

                                                     Six months ended March 31,
                                                        1995             1996
                                                           (In Thousands)

Cash and cash equivalents- beginning                  $16,126           $8,762
                                                       -----------------------

Operating activities:

  Net income                                            2,654            2,669
  Adjustments to reconcile net
    income to net cash provided
     by operating activities                            3,760              172
                                                       -----------------------

Net cash provided by operating activities               6,414            2,841

Net cash provided by (used in)
  investing activities                                    899           (5,902)
Net cash provided by
  financing activities                                    713            4,296
                                                       -----------------------

Net increase in cash and
  cash equivalents                                      8,026            1,235
                                                       -----------------------
Cash and cash equivalents- ending                     $24,152           $9,997
                                                      ========================

Cash was generated by operating activities in each of the above periods. The primary source of cash from operating activities during each of the periods was net income. The primary sources and uses of investing activity of the Bank are proceeds from net maturities and repayments and the purchase of investment and mortgage-backed securities and net loan activity. Net loans decreased $2.4 million during the six months ended March 31, 1996 compared to a decrease of $6.1 million during the same 1995 period. During the six months ended March 31, 1996 and 1995, purchases of mortgage-backed securities held to maturity totaled $25.5 million and $5.1 million, respectively, and principal repayments totaled $10.7 million and $7.4 million, respectively. During the six months ended March 31, 1996 and 1995, purchases of investment securities held to maturity totaled $49.0 miilion and $10.0 million, resepctively, and maturities and calls totaled $53.0 million and $1.0 million, respectively. In addition to funding new loan production and the purchase of investment and mortgage-backed securities through operations and financing activities, new loan production and purchases of investment and mortgage-backed securities were also funded by principal repayments on existing loans and mortgage-backed securities.

The primary source of financing activities during the 1996 and1995 periods were from an increase in deposits outstanding amounting to $1.6 and $5.2 million, respectively. During the six months ended March 31, 1996 and 1995, cash dividends of $1.4 and $1.2 million, respectively, were paid on the Corporation's common stock.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB-NY, which provides an additional source of funds.

The Bank anticipates that it will have sufficient funds available to meet its current commitments to originate loans and to purchase mortgage-backed and investment securities. At March 31, 1996, such outstanding commitments amounted to $8.3 million. Certificates of deposit scheduled to mature in one year or less, at March 31, 1996, totaled $199.7 million. Management believes that a significant portion of such deposits will remain with the Bank.

The Bank is subject to regulatory capital requirements mandated by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is required to maintain minimum regulatory capital ratios, defined by the FDIC as risk-based ratio capital (Tier 1 and Total) and leverage ratio capital. The following table presents the minimum capital requirement ratios and the actual ratios as of March 31, 1996:

                                 Requirement          Actual      Excess

      Risk-based Capital
               Tier 1                4.00%            34.84%       30.84%
               Total                 8.00%            36.09%       28.09%

            Leverage ratio           3.00%            11.27%        8.27%

                       PULSE BANCORP, INC. AND SUBSIDIARY

                                     Part II

ITEM 1.  Legal Proceedings

       The Corporation and the Bank continue to pursue legal actions against various named parties in an attempt to recoup and recover losses resulting from the fraudulent bridge loans previously disclosed in the Form 10-Q for the quarter ended December 31, 1995.

        In April 1996 the Corporation reached an agreement with the former spouse of Mr. Domenichetti and has agreed to release her as a defendant in the continuing proceedings. The former spouse has also agreed to drop her suit against the directors, officers, and former directors and officers of the Bank.

ITEM 2.  Changes in Securities

          Not applicable.

ITEM 3.  Defaults Upon Senior Securities

          Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

          Information concerning a January 25, 1996 meeting was disclosed in the Form 10-Q for the quarter ended December 31, 1995.

ITEM 5.  Other Materially Important Events

          Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K

          Not applicable

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PULSE BANCORP, INC

Date: 5/1/96                      By:/s/George T. Hornyak, Jr.
                                  George T. Hornyak, Jr.
                                  President
                                  Chief Executive Officer
                                  (Duly Authorized Officer)

Date:5/1/96                       By: /s/Thomas B. Konopacki
                                  Thomas B. Konopacki
                                  Executive Vice President
                                  Chief Financial Officer