Form 10-Q
period 1996-06-30
PULSE BANCORP INC
filed 1996-08-12
CIK 857559

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

     X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----------  EXCHANGE ACT OF 1934
For the quarterly period ended     June 30, 1996
                              --------------------------------------------------

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----------  EXCHANGE ACT OF 1934
For the transition period from                     to
                               -------------------    -------------------------

                         Commission File Number 0-18764
                                                -------

                               PULSE BANCORP, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          NEW JERSEY                                 22-3016360
- --------------------------------------------------------------------------------
(State or other jurisdiction            (IRS Employer Identification No.)
of incorporation or organization)

6 JACKSON ST.,   SOUTH RIVER, N.J.                              08882
- --------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code           908-257-2400
                                                   -----------------------------

                                       N/A
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes        X                      No
                    -----------                       -------------

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date August 5, 1996
                                         --------------

                      CLASS                   OUTSTANDING
                      -----                   -----------
           $1.00 par value common stock    3,049,878 Shares

                      PULSE BANCORP, INC. AND SUBSIDIARIES

                                      Index

                                                                    Page Number

PART I - CONSOLIDATED  FINANCIAL INFORMATION

          Consolidated Statements of Financial Condition at September 30,
          1995 and June 30, 1996 (unaudited)                                  1

          Consolidated Statements of Income for the Three and Nine Months
          Ended June 30, 1995 and 1996 (unaudited)                            2

          Consolidated Statements of Cash Flows for the Nine Months Ended
          June 30, 1995 and 1996 (unaudited)                                  3

          Notes to Consolidated Financial Statements                        4-6

          Managements Discussion and Analysis of Financial Condition and
          Results of Operations                                            7-11

PART II - OTHER INFORMATION                                                  12

          SIGNATURES                                                         13

                      PULSE BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                              September 30,    June 30,
                                                                  1995           1996
ASSETS                                                                        (Unaudited)
                                                               --------------------------
Cash and amounts due from depository institutions...........    $4,836,510     $5,498,411
Federal funds sold..........................................     3,925,000      8,250,000
                                                               --------------------------
    Total cash and cash equivalents.........................     8,761,510     13,748,411

Investment securities held to maturity; estimated
  fair value of $112,886,000 and $92,748,000, respectively..   114,380,553     95,548,320
Mortgage backed securities held to maturity, net;
  estimated fair value of $174,629,000 and $167,709,000,
  respectively..............................................   174,969,291    169,279,351
Securities available for sale at market.....................             -     80,252,398
Loans receivable, net.......................................   134,276,842    132,396,126
Premises & equipment, net...................................     1,207,162      1,234,504
Real estate owned, net......................................     2,627,864      2,488,314
Federal Home Loan Bank of New York stock, at cost...........     2,540,200      2,543,100
Interest receivable.........................................     4,071,079      4,420,747
Other assets................................................     2,944,797      3,123,085
                                                               --------------------------
     Total assets...........................................  $445,779,298   $505,034,356
                                                               ==========================
LIABILITIES AND
   STOCKHOLDERS' EQUITY
Liabilities:
Deposits....................................................  $391,037,843   $398,098,821
Borrowings..................................................             -     65,368,256
Advance payments by borrowers for taxes & insurance.........       458,356        652,059
Other liabilities...........................................     2,009,508      1,577,275
                                                               --------------------------
     Total liabilities......................................   393,505,707    465,696,411
                                                               --------------------------
Stockholders' Equity:
Preferred stock; authorized 5,000,000 shares; issued and
   outstanding - none.......................................             -              -
Common stock; par value $1.00; authorized 10,000,000 shares;
   4,077,828 shares issued and 3,852,828 outstanding and
   4,111,458 shares issued and 3,049,378 outstanding,
   respectively.............................................     4,077,828      4,111,458
Paid in capital in excess of par value......................    11,819,769     12,099,541
Retained earnings- substantially restricted.................    38,078,494     40,246,653
Unrealized (loss) on securities available for sale,
  net of tax................................................             -       (442,207)
Treasury Stock; at cost; 225,000 and 1,062,080 common
     shares, respectively...................................    (1,702,500)   (16,677,500)
                                                               --------------------------
     Total stockholders' equity.............................    52,273,591     39,337,945
                                                               --------------------------
     Total liabilities and stockholders' equity.............  $445,779,298   $505,034,356
                                                               ==========================

See accompanying notes to consolidated financial statements.

                      PULSE BANCORP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                Three Months Ended        Nine Months Ended
                                                                      June 30,                  June 30,
                                                              -------------------------------------------------
                                                                1995         1996         1995         1996
                                                              -------------------------------------------------
Interest income:
   Loans ...................................................  $3,077,806   $2,885,786   $9,357,865   $8,909,962
   Mortgage-backed securities...............................   2,835,616    3,103,083    8,238,764    8,900,154
   Investments and other interest-earning assets............   1,888,733    2,264,674    5,232,890    6,144,963
                                                              -------------------------------------------------
      Total interest income.................................   7,802,155    8,253,543   22,829,519   23,955,079
                                                              -------------------------------------------------
Interest expense:
   Deposits.................................................   4,582,702    4,388,038   12,754,624   13,362,118
   Borrowings...............................................           -      405,499            -      405,499
                                                              -------------------------------------------------
       Total interest expense...............................   4,582,702    4,793,537   12,754,624   13,767,617
                                                              -------------------------------------------------
Net interest income.........................................   3,219,453    3,460,006   10,074,895   10,187,462
                                                              -------------------------------------------------
Net interest income after provision for loan losses.........   3,219,453    3,460,006   10,074,895   10,187,462
                                                              -------------------------------------------------
Non-interest income:
   Other fees and service charges on loans..................      50,747       86,376      171,427      202,549
   Income (expense) from real estate operations.............      24,388      (23,828)      15,520      (20,528)
   Miscellaneous............................................      26,117        2,695       56,317       54,609
                                                              -------------------------------------------------
      Total non-interest income.............................     101,252       65,243      243,264      236,630
                                                              -------------------------------------------------

Non-interest expenses:
   Salaries and employee benefits...........................     612,267      614,645    1,831,617    1,799,877
   Occupancy expense........................................      76,332       58,390      191,220      211,775
   Equipment expense........................................     130,089      123,302      399,373      399,740
   Advertising..............................................      43,831       90,653      178,333      223,634
   Federal deposit insurance premium........................     224,981      226,277      676,502      675,285
   Miscellaneous............................................     306,359      249,721    1,021,072      776,222
                                                              -------------------------------------------------
      Total non-interest expenses...........................   1,393,859    1,362,988    4,298,117    4,086,533
                                                              -------------------------------------------------

Income before income taxes..................................   1,926,846    2,162,261    6,020,042    6,337,559
Income taxes................................................     691,000      773,000    2,130,384    2,279,634
                                                              -------------------------------------------------
      Net income............................................  $1,235,846   $1,389,261   $3,889,658   $4,057,925
                                                              =================================================

Net income per common share and common stock equivalents....       $0.31        $0.36        $0.99        $1.03
                                                              =================================================

Dividends per common share..................................       $0.15       $0.175        $0.45       $0.525
                                                              =================================================

Weighted average number of common shares and common
   stock equivalents outstanding............................   3,928,551    3,873,129    3,919,270    3,923,419
                                                              =================================================


See accompanying notes to consolidated financial statements.

                      PULSE BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                 Nine Months Ended
                                                                                     June   30,
                                                                            --------------------------
                                                                               1995           1996
                                                                            --------------------------

Cash flows from operating activities:
  Net income.............................................................    $3,889,658     $4,057,925
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation of premises and equipment...............................       118,178        104,334
    Provision for losses on real estate owned............................        29,700         76,000
    Amortization of premiums, discounts and fees, net....................      (111,516)      (157,178)
    Gain on sale of real estate owned....................................       (46,058)       (62,462)
    Increase in interest receivable......................................      (376,389)      (349,668)
    Decrease (increase) in other assets..................................     4,210,442       (178,288)
    Increase (decrease) in other liabilities.............................        51,789       (432,233)
                                                                            --------------------------
      Net cash provided by operating activities..........................     7,765,804      3,058,430
                                                                            --------------------------
Cash flows from investing activities:
    Proceeds from maturities and calls of investment
      securities held to maturity........................................     8,550,000     55,000,000
    Purchase of investment securities held to maturity...................   (33,000,000)   (65,951,545)
    Proceeds from principal repayments of investment securities
      available for sale.................................................             -      3,830,530
    Purchase of investment securities available for sale.................             -    (25,323,082)
    Mortgage-backed securities purchased.................................    (9,120,219)   (40,624,538)
    Mortgage-backed securities repayments................................    10,867,635     17,339,831
    Proceeds from sales of student loans.................................        90,093          4,454
    Net decrease in loans receivable.....................................     6,704,222        847,062
    Additions to premises and equipment..................................       (19,560)      (131,676)
    Proceeds from sale of real estate owned..............................     1,351,374        868,762
    Redemption (purchase) of Federal Home Loan Bank of New York Stock....       170,100         (2,900)
                                                                            --------------------------
      Net cash used in investing activities..............................   (14,406,355)   (54,143,102)
                                                                            --------------------------
Cash flows from financing activities:
    Net increase in deposits.............................................     1,312,658      7,060,978
    Net increase in borrowings...........................................             -     65,368,256
    (Decrease) increase in advance payments by borrowers
      for taxes and insurance............................................      (113,435)       193,703
    Issuance of common stock.............................................       412,263        313,402
    Purchase of treasury stock...........................................             -    (14,975,000)
    Cash dividends paid..................................................    (1,732,902)    (1,889,766)
                                                                            --------------------------
      Net cash (used in) provided by financing activities................      (121,416)    56,071,573
                                                                            --------------------------

Net (decrease) increase in cash and cash equivalents.....................    (6,761,967)     4,986,901
Cash and cash equivalents - beginning ...................................    16,125,664      8,761,510
                                                                            --------------------------
Cash and cash equivalents - ending.......................................    $9,363,697    $13,748,411
                                                                            ==========================
Supplemental schedule of non-cash investing activities:
      Transfer of loans held for sale to loans receivable................    $3,586,035              -
                                                                            ==========================
      Transfer of loans receivable to real estate owned..................       $24,561       $742,000
                                                                            ==========================
      Transfer of mortgage-backed securities and investments held to
        maturity to available for sale...................................             -    $58,764,618
                                                                            ==========================
Cash paid during the period for:
      Income taxes.......................................................      $575,000     $1,875,000
                                                                            ==========================
      Interest...........................................................   $12,754,624    $13,419,648
                                                                            ==========================

See accompanying notes to consolidated financial statements.

                      PULSE BANCORP, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements

1. PRINCIPLES OF CONSOLIDATION
- ------------------------------
The consolidated financial statements include the accounts of Pulse Bancorp, Inc. (the "Corporation") and its wholly owned subsidiary, Pulse Savings Bank (the "Bank"). The Corporation's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. BASIS OF PRESENTATION
- ------------------------
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements, have been included. The results of operations for the nine months ended June 30, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year.

3. MODIFIED DUTCH AUCTION
- -------------------------
On June 21, 1996, the Corporation completed a buyback of 837,080 shares of its' common stock under a Modified Dutch Auction. The transaction resulted in the recording of treasury stock of approximately $14.9 million.

4. LOANS RECEIVABLE, NET                                       September 30,     June 30,
- ------------------------                                           1995            1996
                                                               ----------------------------
Real Estate Mortgage:
   One-to-four family.......................................    $58,203,379     $63,141,038
   Multi family.............................................     32,922,376      28,374,410
   Commercial...............................................     35,466,355      30,140,464
                                                                ---------------------------
                                                                126,592,110     121,655,912
                                                                ---------------------------

Construction Loans..........................................         93,334         340,000

Consumer:
   Home equity..............................................     10,397,056      13,089,865
   Passbook or certificate..................................        287,604         258,008
   Student education guaranteed by
     the State of New Jersey................................          6,864             210
                                                                ---------------------------
                                                                 10,691,524      13,348,083
                                                                ---------------------------
        Total loans.........................................    137,376,968     135,343,995
                                                                ---------------------------

Less: Allowance for loan losses.............................      2,603,852       2,505,224
         Deferred loan fees and discounts...................        496,274         442,645
                                                                ---------------------------
                                                                  3,100,126       2,947,869
                                                                ---------------------------
                                                               $134,276,842    $132,396,126
                                                                ===========================

An analysis of the allowance for loan losses is as follows:     Nine Months Ended
                                                                     June 30,
                                                                1995         1996
                                                             ------------------------

         Balance-beginning..................................  $3,368,816   $2,603,852
         Provisions charged to operations...................           -            -
         Losses charged to allowance........................    (238,850)     (98,628)
                                                             ------------------------
         Balance-ending.....................................  $3,129,966   $2,505,224
                                                             ========================

                      PULSE BANCORP, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements



5. INVESTMENT SECURITIES HELD TO MATURITY, NET
- ----------------------------------------------

                                                September 30, 1995
                                   --------------------------------------------------
                                                   Gross        Gross      Estimated
                                     Carrying    Unrealized  Unrealized      Fair
                                       Value       Gains       Losses        Value
                                   --------------------------------------------------
U.S. Government
  (including agencies              $113,780,605    $216,315   $1,725,540 $112,271,380
Obligations of state and political
    subdivisions                        599,948      17,484        3,040      614,392
                                   --------------------------------------------------
                                   $114,380,553    $233,799   $1,728,580 $112,885,772
                                   ==================================================

                                                  June 30, 1996
                                   --------------------------------------------------
                                                   Gross        Gross      Estimated
                                     Carrying    Unrealized  Unrealized      Fair
                                       Value       Gains       Losses        Value
                                   --------------------------------------------------

U.S. Government
 (including agencies)               $94,948,354     $57,750   $2,878,981  $92,127,123
Obligations of state and political
    subdivisions                        599,966      20,494                   620,460
                                   --------------------------------------------------
                                    $95,548,320     $78,244   $2,878,981  $92,747,583
                                   ==================================================


6. INVESTMENT SECURITIES AVAILABLE FOR SALE
- -------------------------------------------

                                                  June 30, 1996
                                   --------------------------------------------------
                                                   Gross        Gross      Estimated
                                    Amortized    Unrealized  Unrealized      Fair
                                       Cost        Gains       Losses        Value
                                   --------------------------------------------------
Government National
  Mortgage Association              $41,123,897    $314,009               $41,437,906
U.S. Government Agency Debentures    39,808,820                  994,328   38,814,492
                                   --------------------------------------------------
                                    $80,932,717    $314,009     $994,328  $80,252,398
                                   ==================================================

                                        5

                      PULSE BANCORP, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements


7. MORTGAGE-BACKED SECURITIES HELD TO MATURITY, NET
- ---------------------------------------------------

                                                September 30, 1995
                                                   Gross        Gross      Estimated
                                     Carrying    Unrealized  Unrealized      Fair
                                       Value       Gains       Losses        Value
                                   --------------------------------------------------
Government National
  Mortgage Association              $92,090,521  $1,311,106      $60,891  $93,340,736
Federal Home Loan Mortgage Corporat  31,374,816     301,287      275,237   31,400,866
Federal National Mortgage Associati  13,559,930     172,909     $249,221   13,483,618
Collateralized mortgage obligations  37,944,024      52,535   $1,592,850   36,403,709
                                   --------------------------------------------------
                                   $174,969,291  $1,837,837   $2,178,199 $174,628,929
                                   ==================================================

                                                  June 30, 1996
                                                   Gross        Gross      Estimated
                                     Carrying    Unrealized  Unrealized      Fair
                                       Value       Gains       Losses        Value
                                   --------------------------------------------------
Government National
  Mortgage Association              $69,350,300    $663,340     $319,496  $69,694,144
Federal Home Loan Mortgage Corporat  41,164,974     177,864      430,713   40,912,125
Federal National Mortgage Associati  22,066,336      97,850      615,608   21,548,578
Collateralized mortgage obligations  36,697,741      13,568    1,157,068   35,554,241
                                   --------------------------------------------------
                                   $169,279,351    $952,622   $2,522,885 $167,709,088
                                   ==================================================




8. OTHER BORROWINGS
- -------------------

  Other borrowings at June 30, 1996 are summarized as follows:

                                                  Interest
         Maturity                                  Rates       Amount
         --------                                -----------------------
         1996................................... 5.40-5.47%  $36,968,256
         1997...................................    5.79      14,600,000
         1998...................................    6.17       4,500,000
         1999...................................    6.40       9,300,000
                                                 -----------------------
         Weighted average rate at June 30, 1996.    5.63%    $65,368,256
                                                 =======================

9. NET INCOME PER COMMON SHARE
- ------------------------------

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

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Corporation's assets at June 30, 1996 totaled $505.0 million, which represents an increase of $59.2 million or 13.29% when compared with $445.8 million at September 30, 1995. The primary reason for the increase was an asset growth strategy the Corporation implemented for the purpose of leveraging its' capital whereby investments and mortgage-backed securities have been purchased and funded with short and medium term borrowings. During the current 1996 fiscal period, $49.9 million in investments and mortgage-backed securities had been purchased as a result of this strategy. Total deposits at June 30, 1996 increased $7.1 million or 1.81% to $398.1 million when compared with $391.0 million at September 30, 1995. Investment securities held to maturity decreased $18.8 million or 16.46% to $95.6 million at June 30, 1996 when compared with $114.4 million at September 30, 1995. The decrease in investment securities held to maturity was primarily due to the transfer of $29.8 million to investments available for sale in December 1995, pursuant to the Special Report on FASB 115, along with calls and maturities of investment securities of $55.0 million, which more than made up for the purchase of $66.0 million of government agency securities. Mortgage-backed securities held to maturity decreased by $5.7 million or 3.25% to $169.3 million at June 30, 1996 when compared to $175.0 million at September 30, 1995. The decrease was primarily due to the transfer of $29.0 million of mortgage-backed securities to available for sale, pursuant to the Special Report on FASB 115, along with principal repayments of $17.3 million, which more than offset the purchase of $40.6 million of mortgage-backed securities. Purchases of investment securities available for sale totaled $25.3 million, which more than offset principal reductions of $3.8 million. Loans receivable decreased $1.9 million or 1.40% to $132.4 million at June 30, 1996 when compared to $134.3 million at September 30, 1995. The decrease was a result of loan principal repayments of $19.1 million and the transfer of $742,000 of loans to real estate owned, which more than offset loan originations totaling $17.9 million.

Other assets increased by $178,000 or 6.05% during the nine months ended June 30, 1996. Real estate owned, which consists of real estate acquired in settlement of loans, totaled $2.5 million and $2.6 million at June 30, 1996 and September 30, 1995, respectively. During the nine months ended June 30, 1996, proceeds from sales of real estate owned totaled $0.9 million, resulting in gains on such sales of $62,000, which more than offset the transfer of $0.7 million of mortgage loans to real estate owned. Stockholders' equity amounted to $39.3 million and $52.3 million at June 30, 1996 and September 30, 1995, respectively. The decrease of $13.0 million during the 1996 period was a direct result of a Modified Dutch Auction the Corporation conducted whereby the Corporation was seeking to buy back up to 1,000,000 shares of its common stock. Shareholders were able to specify the price they were willing to tender their shares within a range not less than $16.00 nor greater than $17.75 per share. The Modified Dutch Auction concluded on June 21, 1996 with the Corporation buying back 837,080 shares at $17.75 per share for a total of $14.9 million, which was a direct reduction of stockholders' equity.

Results of operations for three months ended June 30, 1996 and 1995

Net income increased to $1.4 million for the three months ended June 30, 1996 when compared with $1.2 million for the same 1995 period, an increase of $0.2 million. The increase in the net income during the 1996 period resulted primarily from an increase in interest income along with a decrease in non-interest expense, which more than offset an increase in interest expense and a decrease in non-interest income.

Interest income on loans during the three months ended June 30, 1996 decreased $192,000 or 6.24% to $2.9 million when compared to $3.1 million during the same 1995 period. The decrease during the 1996 period resulted from a decrease in the average balance of loans outstanding, along with a decrease in the average yield on the loan portfolio. Interest on mortgage-backed securities increased by $267,000 or 9.43% during the three months ended June 30, 1996 when compared with the same 1995 period as a result of increased balances along with an increase in the average yield earned on the portfolio. Interest earned on investments and other interest-earning assets increased $376,000 or 19.90% to $2.3 million during the three months ended June 30, 1996 when compared to $1.9 million during the same 1995 period. The increase during the 1996 period resulted primarily from an increase in the average balance of investments and other interest-earning assets outstanding, along with an increase in the yield earned on investments and other interest-earning assets.

Interest on deposits decreased by $195,000 or 4.25% to $4.4 million during the three months ended June 30, 1996 when compared to $4.6 million during the same 1995 period. The decrease during the 1996 period was primarily attributable to a decrease in the Bank's cost of deposits. The decrease in the Bank's cost of deposits reflected a decrease in general market interest rates paid on deposits. Interest on borrowings was $405,000 for the three months ended June 30, 1996 compared with $-0- for the same 1995 period. During 1996 the Bank utilized advances to fund both its Modified Dutch Auction and its asset growth strategy.

During the three months ended June 30, 1996 and 1995 the Bank did not make any provisions for loan losses. Although no provisions were made because management believes the levels of reserves were adequate, no assurances can be made that future increases to the reserve will not be necessary. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of loan activity. At June 30, 1996 and September 30, 1995, the Bank's non-performing loans, which includes loans delinquent 90 days or more, totaled $2.1 million and $3.3 million, respectively. Furthermore, the level of loan delinquencies less than 90 days declined to $3.4 million at June 30, 1996 compared to $4.1 million at September 30, 1995. The allowance for loan losses amounted to $2.5 million or 1.85% of total loans at June 30, 1996 and $2.6 million or 1.90% of total loans at September 30, 1995.

Non-interest income decreased $36,000 to $65,000 during the three months ended June 30, 1996 when compared with $101,000 during the same 1995 period. The decrease during the 1996 period resulted from decreases in income from real estate operations and miscellaneous income of $48,000 and 23,000, respectively, and was somewhat offset by an increase in fees and service charges on loans of $35,000.

Non-interest expenses decreased $31,000 or 2.21% to $1.36 million during the three months ended June 30, 1996 when compared with $1.39 million during the same 1995 period. During the three months ended June 30, 1996, occupancy, equipment, and miscellaneous expenses decreased by $18,000, $7,000, and $56,000, respectively, and salaries and employee benefits, advertising, and FDIC deposit insurance increased by $2,000, $47,000 and 1,000, respectively. The decrease in miscellaneous expense was primarily due to a $50,000 write down of the receivable relating to the fraudulent bridge loans during the 1995 period.

Income tax expense totaled $773,000 and $691,000 during the three months ended June 30, 1996 and 1995, respectively. The increase during the 1996 period resulted primarily from an increase in income before income taxes.

Results of operations for nine months ended June 30, 1996 and 1995

Net income increased to $4.1 million for the nine months ended June 30, 1996 when compared with $3.9 million for the same 1995 period. The increase in the net income during the 1996 period resulted primarily from an increase in interest income and a decrease in non-interest expenses, which more than offset an increase in interest expense and a decrease in non-interest income. Interest income on loans during the nine months ended June 30, 1996 decreased $448,000 or 4.79% to $8.9 million when compared to $9.4 million during the same 1995 period. The decrease during the 1996 period resulted from a decrease in the average balance of loans outstanding, along with a decrease in the average yield on the loan portfolio. Interest on mortgage-backed securities increased by $661,000 or 8.03% during the nine months ended June 30, 1996 when compared with the same 1995 period as a result of an increase in the average balance of mortgage-backed securities outstanding, along with an increase in the average yield earned on the portfolio. Interest earned on investments and other interest-earning assets increased $912,000 or 17.43% to $6.1 million during the nine months ended June 30, 1996 when compared to $5.2 million during the same 1995 period. The increase during the 1996 period resulted primarily from an increase in the average balance of investments and other interest-earning assets outstanding, along with an increase in the yield earned on investments and other interest-earning assets.

Interest on deposits increased by $607,000 or 4.76% to $13.4 million during the nine months ended June 30, 1996 when compared to $12.8 million during the same 1995 period. The increase during the 1996 period was primarily attributable to an increase in the Bank's cost of deposits along with an increase in the average balance of deposits outstanding. The increase in the Bank's cost of deposits reflected an increase in general market interest rates paid on deposits. Interest on borrowings was $405,000 for the nine months ended June 30, 1996 compared with $-0- for the same 1995 period. During 1996 the Bank utilized advances to fund both its Modified Dutch Auction and its asset growth strategy.

During the nine months ended June 30, 1996 and 1995 the Bank did not make any provisions for loan losses. Although no provisions were made because management believes the levels of reserves were adequate, no assurances can be made that future increases to the reserve will not be necessary. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of loan activity. At June 30, 1996 and September 30, 1995, the Bank's non-performing loans totaled $2.1 million and $3.3 million, respectively. The allowance for loan losses amounted to $2.5 million or 1.85% of total loans at June 30, 1996 and $2.6 million or 1.90% of total loans at September 30, 1995.

Non-interest income decreased $7,000 to $237,000 during the nine months ended June 30, 1996 when compared with $243,000 during the same 1995 period. The decrease during the 1996 period resulted primarily from a decrease in income from real estate operations and miscellaneous of $36,000 and $2,000, respectively, which more than offset an increase in other fees and service charges on loans of $31,000.

Non-interest expenses decreased $212,000 or 4.92% to $4.1 million during the nine months ended June 30, 1996 when compared with $4.3 million during the same 1995 period. During the nine months ended June 30, 1996, salaries and employee benefits, FDIC insurance premium, and miscellaneous expenses decreased by $32,000, $1,000, and $245,000, respectively, and occupancy expense and advertising increased by $21,000 and $45,000, respectively. The decrease in miscellaneous expense was primarily due to a

$202,000 write down of the receivable relating to the fraudulent bridge loans during the 1995 period..

Income tax expense totaled $2.3 million and $2.1 million during the nine months ended June 30, 1996 and 1995, respectively. The increase during the 1996 period resulted primarily from an increase in income before income taxes.

Liquidity and Capital Resources

Liquidity is a measurement of the Bank's ability to generate sufficient cash flow, in order to meet all current and future financial obligations and commitments as they arise. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayments of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives. The Bank's primary sources of funds are deposits, amortization and prepayments of loan and mortgage- backed securities principal, maturities of investment securities, and funds provided by operations and short and medium term borrowings. While scheduled loan amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Bank invests its excess funds in federal funds and overnight deposits with the FHLB-NY which provides liquidity to meet lending requirements. Federal funds sold at June 30, 1996 and September 30, 1995 totaled $8.2 million and $4.0 million, respectively. The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. These activities are summarized as follows:

                                                      Nine months ended June 30,
                                                          1995             1996
                                                        ------------------------
                                                              (In Thousands)

Cash and cash equivalents- beginning                    $ 16,126       $  8,762
                                                        ------------------------
Operating activities:

  Net income                                               3,890          4,058
  Adjustments to reconcile net
  income to net cash provided
   by operating activities                                 3,876         (1,000)
                                                        ------------------------

Net cash provided by operating activities                  7,766          3,058

Net cash used in investing activities                    (14,407)       (54,143)
Net cash (used in) provided by
          financing activities                              (121)        56,071
                                                        ------------------------

Net (decrease) increase in cash and
          cash equivalents                                (6,762)         4,986
                                                        ------------------------
Cash and cash equivalents- ending                       $  9,364       $ 13,748
                                                        ========================

Cash was generated by operating activities in each of the above periods. The primary source of cash from operating activities during each of the periods was net income. The primary sources and uses of investing activity of the Bank are proceeds from net maturities and repayments and the purchase of investment and mortgage-backed securities, net loan activity and from borrowing. Net loans decreased $1.9 million during the nine months ended June 30, 1996 compared to a decrease of $3.2 million during the same 1995 period. During the nine months ended June 30, 1996 and 1995, purchases of mortgage-backed securities held to maturity totaled $40.6 million and $9.1 million, respectively, and principal repayments totaled $17.3 million and $10.9 million, respectively. During the nine months ended June 30, 1996 and 1995, purchases of investment securities held to maturity totaled $66.0 million and $33.0 million, respectively, and maturities and calls totaled $55.0 million and $8.6 million, respectively. In addition to funding new loan production and the purchase of investment and mortgage-backed securities through operations and financing activities, new loan production and purchases of investment and mortgage-backed securities were also funded by principal repayments on existing loans and mortgage-backed securities and also through short and medium term borrowings.

The primary source of financing activities during the 1996 period was from short and medium term borrowings of $65.4 million. Another source of financing activities during the 1996 and1995 periods were from an increase in deposits outstanding amounting to $7.1 million and $1.3 million, respectively. During the nine months ended June 30, 1996 and 1995, cash dividends of $1.9 million and $1.7 million, respectively, were paid on the Corporation's common stock.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB-NY, which provides an additional source of funds.

The Bank anticipates that it will have sufficient funds available to meet its current commitments to originate loans and to purchase mortgage-backed and investment securities. At June 30, 1996, such outstanding commitments amounted to $4.9 million. Certificates of deposit scheduled to mature in one year or less, at June 30, 1996, totaled $205.8 million. Management believes that a significant portion of such deposits will remain with the Bank.

The Bank is subject to regulatory capital requirements mandated by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is required to maintain minimum regulatory capital ratios, defined by the FDIC as risk-based ratio capital (Tier 1 and Total) and leverage ratio capital. The following table presents the minimum capital requirement ratios and the actual ratios as of June 30, 1996:

                                   Requirement         Actual       Excess
                                   ---------------------------------------
           Risk-based Capital
                Tier 1                4.00%            24.05%       20.05%
                Total                 8.00%            25.30%       17.30%

           Leverage ratio             3.00%             7.39%        4.39%

                       PULSE BANCORP, INC. AND SUBSIDIARY

                                     Part II

ITEM 1.  Legal Proceedings
- --------------------------

     The Corporation and the Bank continue to pursue legal actions against various named parties in an attempt to recoup and recover losses resulting from the fraudulent bridge loans previously disclosed in the Form 10-Q for the quarter ended December 31, 1995.

     In April 1996 the Corporation reached an agreement with the former spouse of Mr. Domenichetti and has agreed to release her as a defendant in the continuing proceedings. The former spouse has also agreed to drop her suit against the directors, officers, and former directors and officers of the Bank. On May 24th the Bank received $35,000, according to the terms of the settlement agreement, and reduced the receivable in other assets.

     Also, on June 7th the Bank received $60,000 from the estate of Mr. Domenichetti, further reducing the receivable in other assets.

ITEM 2.  Changes in Securities
- ------------------------------

          Not applicable.

ITEM 3.  Defaults Upon Senior Securities
- ----------------------------------------

          Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

          Not applicable.

ITEM 5.  Other Materially Important Events
- ------------------------------------------

          Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

          Not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PULSE BANCORP, INC

Date:7/26/96                      By:  George T. Hornyak, Jr.
     -------                           ----------------------
                                       George T. Hornyak, Jr.
                                       President
                                       Chief Executive Officer
                                       (Duly Authorized Officer)

Date:8/6/96                       By:  Thomas B. Konopacki
     ------                            -------------------------
                                       Thomas B. Konopacki
                                       Executive Vice President
                                       Chief Financial Officer