Form 10-K405
period 1996-09-30
PULSE BANCORP INC
filed 1996-12-26
CIK 857559

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended        September 30, 1996
                          ----------------------------------


                                     - or -

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
|_|   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________________    to __________________

SEC File Number:  0-18764
                  -------

                               PULSE BANCORP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                  New Jersey                                   22-3016360
      ---------------------------------                    -------------------
       (State or other jurisdiction of                       (I.R.S. Employer
      of incorporation or organization)                    Identification No.)

  6 Jackson Street, South River, New Jersey                        08882
  -----------------------------------------                     ----------
   (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:              (908) 257-2400
                                                                 --------------
Securities registered pursuant to Section 12(b) of the Act:         None
                                                                 --------------
Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $1.00 per share
                    ---------------------------------------
                               (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes X     No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sales price of the Registrant's Common Stock as quoted on the Nasdaq National Market System on December 5, 1996 was $48,038,256.

     As of December 5, 1996, the Registrant had outstanding 3,050,048 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Parts II and IV -- Portions of the Registrant's 1996 Annual Report to Stockholders.

2.   Part III -- Portions of the Registrant's 1997 Proxy Statement.

                                    PART I

Item  1.  Business
------------------

     Pulse Bancorp, Inc. (the "Registrant" or the "Corporation") is a savings and loan holding company incorporated under the laws of the State of New Jersey in November 1989, for the sole purpose of acquiring all of the issued and outstanding common stock of Pulawski Savings and Loan Association (the "Association") in connection with the reorganization of the Association into the holding company form of organization and exchange of shares of common stock of the Association for those of the Corporation (the "Reorganization").

     The Association was chartered by the State of New Jersey in 1916 and following several name changes, the last of which occurred in 1993, the Association became Pulse Savings Bank (the "Bank"). In 1996, the Corporation formed three wholly owned subsidiaries named Pulse Investment, Inc., Pulse Real Estate, Inc. and Pulse Insurance Services, Inc. The subsidiaries are currently inactive.

     At September 30, 1996, the assets of the Corporation consisted of all of the issued and outstanding shares of the Bank's Common Stock, $1.0 million in loans receivable from the Bank and $1.6 million representing the potential recovery from litigation in connection with certain fraudulent bridge loans. See "Item 3. Legal Proceedings." References throughout this Report to the Corporation or the Bank include, unless otherwise specified or the context otherwise requires, the Corporation's and the Bank's predecessors in interest.

     At September 30, 1996, the Bank had total assets, deposits and stockholders' equity of approximately $501.0 million, $394.7 million, and $35.9 million, respectively. The Bank is a New Jersey-chartered savings bank in capital stock form. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF").

     The Bank conducts its business through four offices located in South River, South Amboy, Monroe Township, and Lawrenceville, New Jersey. The Bank's executive offices are located at 6 Jackson Street, South River, New Jersey, and its telephone number is (908) 257-2400.

     The principal business of the Bank is the acceptance of savings deposits from the general public and the origination of mortgage loans obtained for the purpose of constructing, financing or refinancing one-to four-family dwellings and other improved residential and commercial real estate. In addition, the Bank purchases investment and mortgage-backed securities. Its income is derived largely from interest income on interest-earning assets such as loans, mortgage-backed securities and investments. Its principal expenses are interest paid on deposits, borrowings and operating expenses.

     The level of earnings (net interest income) of the Bank will vary, depending upon the difference between the amount of income that it receives from its loans, mortgage-backed securities and investment portfolios and its cost of funds. This is because the Bank's cost of funds are sensitive to changes in short-term interest rates due to shorter-term savings accounts bearing interest rates determined by current market conditions while a significant portion of the Bank's loan portfolio, consisting of long-term, fixed-rate real estate loans, do not reprice as rapidly or to the same extent as the Bank's deposits. Consequently, the Bank is vulnerable to future increases in interest rates which, if significant, may have a material adverse affect on its financial condition and results of operations.

     The Bank originates fixed-rate and adjustable-rate mortgages and has in the past purchased primarily one to five year adjustable-rate loans on residential and multi-family dwellings for retention in its portfolio. It has adopted a strategy designed to improve and stabilize its operational results to counter the volatile cost of its funds and the mismatch between its relatively long-term, fixed-rate assets and short-term, rate sensitive liabilities. The principal objective of this strategy is to restructure assets to lessen the potential adverse effects of interest rate volatility on earnings, while maintaining high quality (low credit risk) assets and improving profits.

     The Bank operates in an area that is highly industrialized, extremely diverse and densely populated. No one industry or group of industries predominates in the Bank's operating area. However, the Bank is affected by the economy and real estate market in the State of New Jersey, particularly northern New Jersey, and the New York City metropolitan area.

Lending Activities
------------------

     General. As of September 30, 1996, 83.0% of the Bank's gross loan and mortgage-backed securities portfolio consisted of loans and securities secured by mortgages on one- to four-family residential properties, which included conventional mortgage loans, insured loans, guaranteed loans, mortgage-backed securities, collateralized mortgage obligations, and consumer loans secured by real estate (home equity loans). Additionally, the Bank originates and purchases multi-family and commercial real estate loans, which loans represented 17.0% of the Bank's gross loan portfolio at September 30, 1996. To a lesser extent, the Bank also originates consumer loans not secured by real estate.

     Loan Portfolio Analysis. Set forth below is selected data relating to the composition of the Bank's loan portfolio, including mortgage-backed securities, by type of loan and type of security on the dates indicated.


                                                                     At September 30,
                                     ----------------------------------------------------------------------------------------------
                                           1992               1993                 1994                 1995              1996
                                     ------------------  -----------------   -----------------    ----------------  ---------------
                                     Amount     Percent  Amount    Percent   Amount    Percent    Amount   Percent  Amount  Percent
                                     ------     -------  ------    -------   ------    -------    ------   -------  ------  -------
                                                          (Dollars in Thousands)

Type of Loan:
Conventional Real Estate Loans:

Construction Loans ..............   $    197       0.1% $     --        --% $     --      --%   $    280      0.1% $   363     0.1%
Loans on existing property.......    184,281      52.9   160,136      44.2   124,510    38.7     119,512     3.86  117,744    34.7
Insured or guaranteed real estate
   loans ........................     12,313       3.5    10,393       2.9     7,975     2.5       7,080     2.3     5,838     1.7

Mortgage-backed securites........     95,088      27.4   146,336      40.4   142,385    44.2     138,986    44.9   169,077    49.9
Collateralized mortgage..........     50,912      14.6    39,969      11.1    39,581    12.3      35,941    11.6    34,934    10.3
obligations
Consumer Loans:

Home equity .....................      8,307       2.4    10,076       2.8    10,870     3.4      10,397     3.4    13,544     4.0
Student loans ...................         86      --.-        57      --.-       101    --.-           7    --.-        --    --.-
Savings account loans ...........        735       0.2       514       0.1       319     0.1         288     0.1       184     0.1
Commercial loans ................        946       0.3      --.-        --        --    --.-          --    --.-        --      --
                                    --------     -----  --------     -----  --------   -----    --------   -----  --------   -----
                                     352,865     101.4   367,481     101.5   325,741   101.2     312,491   101.0   341,684   100.8
                                    --------     -----  --------     -----  --------   -----    --------   -----  --------   -----

Add:

 Premiums on mortgage-backed
   securities ...................        611       0.2       525       0.1       450     0.1         402     0.1       689     0.2
                                    --------     -----  --------     -----  --------   -----    --------   -----  --------   -----

Less:

Loans in process ................         69      --.-        --      --.-        --    --.-         187    --.-       238     0.1
Unearned discounts on loans and
  mortgage-backed securities and

  deferred loan fees ............      1,469       0.4     1,375       0.4       847     0.3         856     0.3       781     0.2


Allowance for loan losses........      4,200       1.2     4,487       1.2     3,369     1.0       2,604     0.8     2,459     0.7
                                    --------     -----  --------     -----  --------   -----    --------   -----  --------   -----
                                       5,738       1.6     5,862       1.6     4,216     1.3       3,647     1.1     3,478     1.0
                                    --------     -----  --------     -----  --------   -----    --------   -----  --------   -----
      Total .....................   $347,738     100.0% $362,144  $321,975     100.0%  100.0%   $309,246   100.0% $338,895   100.0%
                                    ========     =====  ========     =====  ========   =====    ========   =====  ========   =====

Type of Security:

Residential:

1 to 4 family ...................   $ 92,504      26.6% $ 82,162      22.7% $ 60,662    18.9%   $ 61,800    20.0% $ 73,578    21.7%
Other dwelling units ............     46,205      13.3    42,341      11.7    37,286    11.6      32,923    10.6    28,190     8.3
Commercial or industrial.........     54,076      15.5    45,709      12.6    37,432    11.6      35,466    11.5    29,883     8.8
  properties

Savings accounts ................        735       0.2       514       0.1       319     0.1         288     0.1       184     0.1
Commercial non-mortgage loans....        946       0.3        --      --.-        --    --.-         --     --.-        --    --.-
ollateralized mortgage..........      50,912      14.6    39,969      11.1    39,581    12.3      35,941    11.6    34,934    10.3
obligations
Insured by State or Federal

  Agencies:

FHA/VA ..........................     12,313       3.5    10,393       2.9     7,975     2.5       7,080     2.3     5,838     1.7
Mortgage-backed securities.......     95,088      27.4   146,336      40.4   142,385    44.2     138,986    44.9   169,077    49.9
Student loans ...................         86      --.-        57      --.-       101    --.-           7    --.-        --    --.-
                                    --------     -----  --------     -----  --------   -----    --------   -----  --------   -----
                                     352,865     101.4   367,481     101.5   325,741   101.2     312,491   101.0   341,684   100.8
                                    --------     -----  --------     -----  --------   -----    --------   -----  --------   -----

Add:

  Premiums ......................        611       0.2       525       0.1       450     0.1         402     0.1       689     0.2
                                    --------     -----  --------     -----  --------   -----    --------   -----  --------   -----

Less:

Loans in process ................         69      --.-        --      --.-        --    --.-         187    --.-       238     0.1
Unearned discounts on loans and
  mortgage-backed securities and

  deferred loan fees ............      1,469       0.4     1,375       0.4       847     0.3         856     0.3       781     0.2

Allowance for loan losses........      4,200       1.2     4,487       1.2     3,369     1.0       2,604     0.8     2,459     0.7
                                    --------     -----  --------     -----  --------   -----    --------   -----  --------   -----
                                       5,738       1.6     5,862       1.6     4,216     1.3       3,647     1.1     3,478     1.0
                                    --------     -----  --------     -----  --------   -----    --------   -----  --------   -----
      Total .....................   $347,738     100.0% $362,144     100.0% $321,975   100.0%   $309,246   100.0% $338,895   100.0%
                                    ========     =====  ========     =====  ========   =====    ========   =====  ========   =====

     Mortgage-backed Securities. The Bank periodically purchases collateralized mortgage obligations ("CMOs") and mortgage-backed securities guaranteed by the Government National Mortgage Association ("GNMA") and the Federal National Mortgage Association ("FNMA") and participation certificates issued by the Federal Home Loan Mortgage Corporation ("FHLMC"). CMOs are aggregates of pools of pass-through securities consisting of mortgage loans that serve as security. Mortgage-backed securities represent a participation interest in a pool of single-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. GNMA mortgage-backed securities are certificates issued and backed by the GNMA and are secured by interests in pools of mortgages which are fully insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Veterans' Administration ("VA"). FNMA mortgage-backed securities are certificates issued and guaranteed by the FNMA that are secured by conventional mortgage loans. FHLMC mortgage-backed securities are participation certificates issued and guaranteed by the FHLMC and secured by interests in pools of conventional mortgages. At September 30, 1996, mortgage-backed securities, consisting of GNMA, FHLMC, FNMA and CMOs amounted to approximately $204.3 million or 60.3% of the net loan and mortgage-backed securities portfolio.

     Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate mortgages or adjustable-rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgages, (i.e., fixed-rate or adjustable-rate) as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Mortgage-backed securities issued by FHLMC, FNMA, and GNMA make up a majority of the pass-through certificates market.

     The CMOs (in the form of real estate mortgage investment conduits) held by the Bank at September 30, 1996 totaled $36.4 million and consisted of FNMA, FHLMC, and privately issued pools. The portfolio of CMOs held in the Bank's mortgage-backed securities portfolio at September 30, 1996 did not include any residual interests in CMOs. Further, at September 30, 1996, the Bank's mortgage-backed securities portfolio did not include any "stripped" CMOs (i.e., CMOs that pay interest only and do not repay principal or CMOs that repay principal only and do not pay interest).

     Residential Real Estate Loans. One of the primary lending activities of the Bank is to originate loans to enable borrowers to purchase existing homes or to construct new homes. The Bank's real estate loan portfolio also includes loans on one- to four-family dwellings, multi-family housing (over four units), and loans made for the development of unimproved real estate to be used for residential housing. At September 30, 1996, approximately 83.0% of the Bank's gross loan and mortgage-backed securities portfolio consisted of loans (including conventional mortgage loans, insured loans, guaranteed loans, collateralized mortgage obligations and guaranteed mortgage-backed securities) secured by one- to four- family dwellings.

     The loan-to-value ratio, maturity and other provisions of the loans made by the Bank generally have reflected the policy of making less than the maximum loan permissible under applicable regulations, consistent with lending practices, market conditions, and underwriting standards established by the Bank. The Bank's general policy currently limits the maximum loan-to-value ratio on single-family conventional loans to 95% and 80% on multi-family and commercial real estate loans. Mortgage loans originated by the Bank are intended to conform to the FHLMC and the FNMA underwriting standards so that they may be eligible for sale in the secondary market. Mortgage loans, both fixed- and adjustable-rate, made by the Bank generally are long-term loans, amortized on a monthly basis, with principal and interest due each month. The initial contractual loan payment period for residential loans typically ranges from 15 to 30 years. The Bank's experience indicates that real estate loans remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans at their option, subject to any prepayment penalty provisions included in the note, and any applicable state laws relating to such penalty.

     Due to consumer demand in the Bank's primary market area in which its offices are located, to date, the Bank has originated primarily fixed-rate loans and one and three year adjustable-rate loans. These one and three year adjustable-rate residential mortgage loans which adjust based upon the respective one and three year U.S. Treasury securities, are offered in an effort to shorten the maturity and increase the interest rate sensitivity of the Bank's total loan portfolio.

     Commercial Real Estate Loans. The Bank has in the past purchased both construction loans and permanent loans on multi-family and commercial properties. Loans secured by multi-family, commercial and other income-producing real estate generally are limited to 80% of appraised value and generally have an initial contractual loan payment periods from 15 to 30 years with varying call provisions. Commercial real estate loans generally are made on an adjustable-rate basis indexed to the one-year, three-year or five-year U.S. Treasury index. Commercial real estate loans, consisting primarily of office buildings, strip shopping centers, health care facilities, mini-storage facilities, and industrial buildings amounted to $30.0 million or 8.8% of the Bank's gross loan and mortgage-backed securities portfolio at September 30, 1996.

     Construction Loans. The Bank will occasionally originate a residential construction loan with an initial term of one to two years. Generally, such loans are repaid or converted to permanent loans when the property is completed or sold.

     Commercial real estate and construction lending is generally considered to involve a higher level of credit risk than one-to four-family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on real estate developers and managers. The Bank's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value upon completion of the project and the estimated cost of the project. If the estimated cost of construction or development proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project with value which is insufficient to assure full repayment. When loan payments become due, borrowers may experience cash flow from the project which is not adequate to service total debt. This cash flow shortage may result in the failure to make loan payments. In such cases, the Bank may be compelled to modify the terms of the loan. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. The Bank seeks to minimize these risks by lending primarily to established customers and generally restricting such loans to its primary market area.

     Consumer Loans. The Bank presently originates loans secured by savings accounts and home equity loans. Consumer loans, including home equity loans, amounted to 4.1% of the Bank's total gross loan and mortgage-backed securities portfolio at September 30, 1996.

     Commercial Business Loans. The Bank generally does not offer commercial business loans. At September 30, 1996, none of the Bank's loans were classified as commercial business loans.

     Loan Maturity Schedule. The following table sets forth certain information at September 30, 1996, regarding the dollar amount of loans and mortgage-backed securities maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.



                                         One year    One to       Three to       Five to    Over Ten
                                         or less   Three Years   Five Years     Ten Years     Years       Total
                                         --------  -----------   ----------     ---------   --------      -----
                                                                  (Dollars in Thousands)

Real estate mortgage(1)..........       $ 25,578   $ 19,865      $  6,378        $ 11,396   $ 60,490   $123,707
Consumer.........................            198        269           951           2,383      9,927     13,728
Mortgage-backed securities(1)(2..          1,957     11,047         3,902          12,315    174,790    204,011
                                        --------   --------      --------        --------   --------   --------
      Total......................       $ 27,733   $ 31,181      $ 11,231        $ 26,094   $245,207   $341,446
                                        ========   ========      ========        ========   ========   ========


---------------------
Footnotes included in next table.

     The following table sets forth the dollar amount of all loans due after one year from September 30, 1996, which have predetermined interest rates and have floating or adjustable interest rates, based on contractual terms.

                                                               Floating or
                                         Predetermined Rates  Adjustable Rates
                                         -------------------  ----------------
                                                   (Dollars in Thousands)

Real estate mortgage(1)...........             $75,870             $22,259
Consumer(1).......................               5,965               7,565
Mortgage-backed securities(1)(2)..              71,283             130,771
                                                ------             -------
      Total.......................            $153,118            $160,595
                                               =======             =======


     (1) Does not include scheduled principal amortization. Experience indicates that prepayments significantly reduce the average term of maturity.

(2)   Includes collateralized mortgage obligations.

     Loan Solicitation and Processing. The Bank actively solicits mortgage loan applications from real estate brokers, contractors, existing customers, customer referrals, and call-ins and walk-ins to its offices. An appraisal of the real estate intended to secure the proposed loan is undertaken by an independent fee appraiser.

     In connection with the loan approval process, the Bank's loan officers analyze the loan applications and the property involved. All residential mortgage loans are processed by a loan officer and then submitted to the Bank's President for his approval. All loans purchased by the Bank are reviewed by a committee of three executive officers. In addition, all multi-family and commercial loans are inspected by two directors. In connection with loans purchased by the Bank, the Bank also requires an independent appraisal, in addition to the information required for all loans originated by the Bank. All loans approved by the executive officers are then submitted to the Bank's Board of Directors for its approval. Prior to closing any long-term loan, the borrower must provide proof of fire and casualty insurance on the property serving as collateral, which insurance must be maintained during the full term of the loan.

     Loan Purchases and Sales. Because the Bank's savings deposits generally exceed the demand for loans from its customers in its local market area, in addition to originating loans for its portfolio, the Bank has in the past purchased a portion of its real estate loan portfolio in the secondary market. The Bank's purchases in the secondary market are dependent upon the demand for mortgage credit in the local market area and the inflow of funds from traditional sources. Purchases of loans enable the Bank to utilize available funds more quickly and to obtain a yield higher than could generally be obtained in the Bank's primary market area. Since 1990, the Bank has not actively purchased loans in the secondary market, rather if deposits exceed loan demand, the Bank has invested primarily in mortgage-backed securities.

     The Bank has not sold loans, other than student loans, during the past five years.

     Loan Commitments. It is the policy of the Bank to generally grant commitments to fund loans for periods not to exceed 60 days at a specified term and interest rate. The total amount of the Bank's commitments to originate loans at September 30, 1996 was $3.1 million of which $2.5 million were at fixed rates.

     The origination of fixed-rate loans creates a potential for interest rate risk. In a rising interest rate environment, the interest-bearing liabilities used to fund loan originations will experience increasing costs while fixed-rate assets cannot reprice. Accordingly, net interest income may be negatively impacted. The reverse would occur in a declining interest rate environment. The Bank monitors this situation by regularly evaluating its interest rate risk. Although fixed-rate loans often are repaid well before the date of contractual maturity, the Bank has attempted to offset the increased interest rate risk of these assets by increasing the interest rate sensitivity of its other assets. In recent years, the Bank has substantially increased its mortgage-backed and investment securities portfolios, partly to address the greater interest rate risk of its fixed-rate assets.

     In addition, the Bank has a Homeowners' Equity Credit Line Program that represents undisbursed funds from approved lines of credit. These lines of credit are secured by the respective one to four family residential properties owned by the borrowers. At September 30, 1996, the Bank had outstanding commitments on approved lines of credit of $11.0 million.

     Loan Origination and Other Fees. In addition to interest earned on loans, the Bank receives loan origination fees or "points" and commitment fees for originating or purchasing loans.

     Statement of Financial Accounting Standards No. 91 ("SFAS No. 91"), dated December 1986, which prescribes the GAAP for recording non-refundable fees and costs associated with the origination and acquisition of loans. SFAS No. 91 requires the deferral and subsequent amortization of all loan origination fees net of certain loan origination costs over the related life of the loan.

     The Bank's loan origination fees generally are 0% - 1.0% on conventional residential mortgage loans and 1%-3% for commercial real estate loans. The Bank does not charge origination fees on fixed- rate conventional mortgage loans or on home equity loans. The total amount of deferred loan fees and discounts on loans at September 30, 1996, was $429,000.

     The Bank also receives other fees and charges relating to existing loans, which include prepayment penalties, late charges, and fees collected in connection with a change in borrower or other loan modifications. These fees and charges have not constituted a material source of income.

     Non-Performing and Restructured Loans and Asset Classification. At September 30, 1996, the Bank had classified approximately $12.1 million in assets, of which $9.9 million were loans ($369,000 classified as special mention and $9.5 million classified as substandard) and $2.2 million was real estate acquired as a result of foreclosure. Of the $9.9 million in loans classified by the Bank, approximately $8.9 million included loans internally classified but which were not delinquent greater than 90 days at September 30, 1996 ("performing/non-performing loans"). Such performing/non-performing loans were classified by the Bank due to other factors (such as negative cash flow or past delinquencies) and are not included in the following table.

     The table below sets forth information with respect to the Bank's non-performing loans for the periods indicated. It does not include real estate acquired as a result of foreclosure. Accruing mortgage loans more than 90 days delinquent are loans that management considers adequately secured, where management believes, based upon its evaluation of each loan and its prior experience with similar loans, that such interest receivable is collectible in due course. A loan is placed on non-accrual status when, in management's judgment, further accruals of interest will be uncollectible. Loans which continue to accrue interest while contractually past due more than ninety days consist almost entirely of smaller balance mortgage loans secured by single family residential properties having fair values in excess of the Bank's recorded investment therein.


                                                  At September 30,
                              --------------------------------------------------------
                                   1992        1993       1994       1995       1996
                                  ------      ------     ------     ------     -----

Loans Accounted For
On a Non-Accrual Basis:
  One- to four-family real estate $  749    $    443    $   212      $ 211      $ 345
  Multi-family real estate...         --          --        779      1,253        654
  Commercial real estate.....      5,125       2,566        464        464         --
                                   -----       -----     ------    -------    -------
    Total....................      5,874       3,009      1,455      1,928        999
                                   -----       -----     ------    -------    -------
Restructured Loans...........      1,121       3,121      4,200      4,167      2,135
                                   -----       -----     ------    -------    -------

Accruing Loans That Are
Contractually More than 90 Days
Delinquent:

  One- to four-family real estate  1,950       1,479      1,091      1,355        835
  Other......................          5          --         --         --         --
                                   -----       -----      -----     ------      -----
     Total...................      1,955       1,479      1,091      1,355        835
                                   -----       -----      -----     ------      -----
     Total of non-accrual,
      restructured, and more
      than 90 days delinquent and
      accruing loans.........     $8,950      $7,609     $6,746    $ 7,450     $3,969
                                   =====       =====      =====     ======      =====
Percentage of total loan and
  mortgage-backed securities
  portfolio..................      2.54%       2.07%      2.07%      2.38%      1.16%
                                   ====        ====      =====      =====     ======



     For the year ended September 30, 1996, gross interest income which would have been recorded had the non-accrual and restructured loans been current in accordance with their original terms would have amounted to approximately $325,000. The amount that the Bank included in interest income on such loans for the year ended September 30, 1996, was $154,000.

     At September 30, 1996, the Bank had loans with an aggregate principal balance of $9.5 million classified as substandard ($3.95 million of such loans were non-performing or restructured at September 30, 1996). The following is a description of the larger non-performing or restructured loans as of September 30, 1996. Additional allowances for losses may be required for one or more of these loans.

     Hollowbrook Associates is a loan originated in 1990 to finance the acquisitions of a 2-story, 45,000 square foot office building on 2.75 acres in Wappinger Falls, New York. The loan was subject to a troubled debt restructuring in May 1994 which resulted in a reduction of the interest rate of the loan to 6.75% and an extension of its maturity to May 1, 1999. The loan has performed in accordance with its restructured terms and had a remaining balance of $2.1 million at September 30, 1996.

     Brentwood Associates is a loan purchased in 1988 to finance the purchase of a 32 unit, 8 building apartment complex located in Barrington, New Jersey. This non-accrual loan, which has a $653,992 balance, is in foreclosure proceedings and is being operated by a court appointed rent receiver.

     The remainder of the non-performing loans consists of smaller balance loans aggregating $1.2 million which are secured by 1-to 4-family residential property.

     The Bank's other substandard assets at September 30, 1996, consisted of $2.2 million of real estate owned.

      The major properties included in real estate owned are as follow:

     Bellows was a loan made in 1988 secured by a 3 story commercial/residential mixed use property located in Princeton, New Jersey which was acquired as real estate owned in 1994. The property had a carrying value of $1.1 million at September 30, 1996 and was appraised as of May 17, 1994, with a value of $1.4 million. This property was sold after the end of the 1996 fiscal year. The Bank recorded a gain on sale of $73,000.

     Rivco Equities was a loan purchased in 1986, secured by a three story office building located in Hackensack, New Jersey which was acquired as real estate owned in 1994. The property had a carrying value of $514,000 as of September 30, 1996 and was appraised as of August 1994, with a value of $812,000. This property is currently under contract of sale. However, there can be no assurance the sale will take place.

     640 Lincoln Associates was a loan purchased in 1986 to finance the purchase of a 29 unit, 3 story apartment building located in Morrisville, Pennsylvania which was acquired as real estate owned in 1995. The property had a carrying value of $392,000 as of September 30, 1996. This property is currently under contract of sale. However, there can be no assurances the sale will take place.

     Four other properties with an aggregate carrying value of $312,000 are included in real estate owned.

     Provision for Loan Losses and Losses on Real Estate Owned. A provision for loan losses is charged to operations based on management's evaluation of the risk inherent in its loan portfolio in relation to the level of the allowance for loan losses and changes in the nature and volume of its loan activity. Management believes that it is reasonable to provide for unanticipated losses.

     The Bank provides valuation reserves for anticipated losses on loans and real estate owned when management determines that a significant decline in the value of the collateral has occurred, as a result of which the value of the collateral is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, the Bank also provides reserves based on the dollar amount and type of collateral securing its loans, in order to protect against unanticipated losses. Although management believes that it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

     At September 30, 1996, non-performing and restructured loans totaled $3.95 million. Management believes the allowance for loan losses is established at a level adequate to provide for potential credit losses in accordance with GAAP at September 30, 1996. However, there can be no assurance that, in the future, pursuant to a request from its regulators or as a result of the Bank's ongoing review, the Bank will not significantly increase or decrease its allowance for loan losses, thereby impacting the Bank's financial condition and earnings.

     The following table sets forth an analysis of the Bank's allowance for loan losses.



                                                Year Ended September 30,
                                --------------------------------------------------------
                                     1992       1993        1994        1995      1996
                                     ----       ----        ----        ----      ----
                                                    (Dollars in Thousands)

Balance at beginning of period.     $2,822     $4,200      $ 4,487    $3,369     $2,604
                                     -----      -----       ------     -----      -----


Provision charged to operations      2,500      2,101        2,650       --         --
                                     -----      -----       ------   -------     ------

Charge-Offs:
Residential real estate........    (1,122)    (1,814)     (3,673)(A)   (765)      (145)
Commercial real estate.........        --         --         (95)        --         --
                                  --------   --------    --------     ------     ------
                                   (1,122)    (1,817)      (3,768)     (765)      (145)
                                   ------     ------       ------    ------       -----
Balance at end of period.......   $ 4,200    $ 4,487      $ 3,369   $ 2,604     $2,459
                                    ======     ======       ======    ======      =====


Percentage of net charge-offs during
 the period to average loans
 outstanding during the period.       .52%       .92%        2.26%      .05%       .10%
                                      ===        ===         ====       ===        ===

Percentage of allowance for loan
 losses to gross loans outstanding at
 period end....................      2.03%      2.48%        2.34%     1.90%      1.78%
                                     ====       ====         ====      ====       ====

Percentage of allowance for loan
 losses to non-performing and
 restructured loans............      46.9%      59.0%        49.9%     35.0%      62.3%
                                     ====       ====         ====      ====       ====


------------------------
(A)  Includes  $3,657,000  related  to  fraudulent  bridge  loans.  See  further
     discussions   related  to  bridge  loan   charge-offs  in  "Item  3.  Legal
     Proceedings."

     A breakdown of the allowance for loan losses by category of loan and the relationship of each category of loan to total loans is presented below for the periods shown.



                                                                      At September 30,
                      -------------------------------------------------------------------------------------------------------------
                               1992                1993                  1994                   1995                 1996
                      --------------------- --------------------- --------------------- ---------------------- --------------------

                                Percent of            Percent of            Percent of             Percent of            Percent of
                      Allowance  loans to   Allowance  loans to   Allowance  loans to   Allowance   loans to   Allowance  loans to
                       Balance  total loans  Balance  total loans  Balance  total loans  Balance   total loans  Balance  total loans
                      --------- ----------- --------- ----------- --------- ----------- ---------  ----------- --------- -----------
Real estate mortgage:
  1 to 4 family(1).    $  694     50.7%     $  822       51.1%     $  684     47.7%     $  225      48.9%       $ 394       57.6%
  Multifamily......     1,333      22.3      1,380       23.4       1,119     26.0         786      24.5          698       20.5
  Commercial.......     2,163      26.1      2,285       25.2       1,566     26.0       1,593      26.4        1,367       21.7
Commercial.........        10       0.5         --         --          --       --          --       --            --         --
Consumer...........        --       0.4         --        0.3          --      0.3          --       0.2           --        0.2
                       ------     -----     ------      -----      ------    -----       -----    ------       ------     ------
                       $4,200    100.0%     $4,487      100.0%     $3,369    100.0%     $2,604     100.0%      $2,459      100.0%
                        =====    =====       =====      =====       =====    =====      ======      =====        =====      =====


-----------------------
(1)   Includes home equity lines of credit.

Investment Activities
---------------------

     Income from investment securities provides a significant source of income for the Bank. Investment decisions are made within policy guidelines established by the Board of Directors. The Bank invests in instruments such as U.S. Treasury securities, municipal securities, corporate debt securities and overnight federal funds. The use of short-term security investments reflects management's response to the significantly increasing percentage of savings deposits with short maturities. It is the intention of management to maintain shorter maturities in the Bank's investment portfolio in order to better match the interest rate sensitivities of its assets and liabilities. However, during periods of rapidly declining interest rates, such investments also decline at a faster rate than does the yield on long-term investments.

     A breakdown of investment securities by type is presented below.


                                                  At September 30,
                          -----------------------------------------------------------------
                                  1994                  1995                  1996
                          ------------------    ------------------    ---------------------

                           Carrying    Fair     Carrying     Fair     Carrying     Fair
                            Value      Value      Value      Value      Value      Value
                          ---------   ------    ---------  -------    ---------  ----------
                                                   (In Thousands)

U.S. Government, including
  agencies...............   $87,317    $81,160   $113,781   $112,271   $144,004   $141,625
States and political
  subdivisions thereof...       600        596        600        614        600        622
                             ------     ------    -------    -------    -------    -------
                            $87,917    $81,756   $114,381   $112,885   $144,604   $142,247
                             ======     ======    =======    =======    =======    =======



     The following table is a summary of scheduled investment maturities and weighted average yields at September 30, 1996.


                                              After One Year   After Five Years
                                             But Within Five   But Within Ten
                             Within One Year       Years            Years       After Ten Years        Total
                             --------------- ---------------   ---------------- ---------------    ----------------
                             Amount   Yield   Amount   Yield   Amount   Yield   Amount    Yield    Amount    Yield
                             ------   ------ -------   -----   ------   ------- ------    -----    ------    ------
                                                           (Dollars in thousands)

U.S. Government,
  including agencies....     $   --     --%  $45,593    6.15%  $92,411   6.93%   $6,000    7.62%  $144,004    6.71%

States and political

  subdivisions thereof..          3   5.50       --       --        --     --       597     6.42       600     6.42
                              -----   -----  -------   ------   ------  ------   ------     ----  --------     ----

                            $     3   5.50%  $45,593    6.15%  $92,411   6.93%   $6,597     7.51% $144,604     6.71%
                             ======           ======            ======            =====            =======     ====



     Exclusive of securities issued by the U.S. government and U.S. government agencies and corporations, no aggregate investment with any issuer exceeds 10% of stockholders' equity.

Sources of Funds
----------------

     General. Deposits are the major source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan and mortgage-backed securities principal repayments. Historically, the Bank has not relied significantly upon the sale of loans (or loan participations) or funds borrowed from the Federal Home Loan Bank ("FHLB") of New York or from other outside sources. Loan repayments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They also may be used on a long-term basis for general business purposes.

     Deposits. The Bank offers a wide variety of deposit accounts, although a substantial majority of such deposits are in fixed-term, market-rate certificate accounts. Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit (typically between three months and five years) and the applicable interest rate.

     Fixed-term, market-rate certificates have been the primary sources of new deposits for the Bank and, at September 30, 1996, such certificates represented approximately 62.4% of the Bank's accounts. The Bank also offers IRA plans, money market deposit accounts, passbook accounts and NOW (negotiable order of withdrawal) accounts.

Jumbo Certificate Accounts

     The following table indicates the amount of the Bank's certificate accounts of $100,000 or more by time remaining until maturity as of September 30, 1996.

                                                  Certificate
Maturity Period                                     Accounts
                                                 --------------
                                                 (In Thousands)

Three months...................................        $4,607
Over three through six months..................         4,418
Over six through twelve months.................         3,591
Over twelve months.............................         2,706
                                                      -------
                                                      $15,322
                                                      =======

     Borrowings. Savings deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. The Bank generally has not relied upon advances from the FHLB of New York to supplement its supply of lendable funds or to meet deposit withdrawal requirements. The Bank generally has been able to finance operations through internally-generated funds. However, in 1996, the Board of Directors decided to engage in an asset growth strategy funded by borrowings. As a result, the Bank made medium and short term borrowings which were used to fund increased loan demand, purchases of investment and mortgage-backed securities and the repurchase of 837,080 shares of common stock of the Corporation. The Bank had advances or borrowings of $64.3 million outstanding at September 30, 1996.

Yields Earned and Rates Paid
----------------------------

     The Bank's earnings depend primarily on its net interest income. Net interest income is affected by (i) the volume of interest-earning assets and interest-bearing liabilities, (ii) rates of interest earned on interest-earning assets and rates paid on interest-bearing liabilities, and (iii) the difference ("interest rate spread") between rates of interest earned on interest-earning assets and rates paid on interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

     A portion of the Bank's real estate loans are long-term, fixed-rate loans. Accordingly, the average yield on the Bank's loan portfolio changes slowly and generally does not keep pace with changes in interest rates on deposit accounts and borrowings. Accordingly, when interest rates rise, the Bank's yield on its loan portfolio increases more slowly than the rate by which its cost of funds increases which may adversely impact the Bank's interest rate spread.

     The following table sets forth for the periods indicated, information regarding the total dollar amounts of interest income from interest- earning assets and the resulting average yields, the total dollar amounts of interest expense on interest-bearing liabilities and the resulting average costs, net interest income, interest rate spread, net interest-earning assets, the net yield earned on interest-earning assets, and the ratio of total interest-earning assets to total interest-bearing liabilities. Average balances have been calculated primarily on a daily basis.


                                              1994                         1995                       1996
                                  ----------------------------   -------------------------- ---------------------------
                                                        Yield/                       Yield/                      Yield/
                                  Balance   Interest     Rate    Balance   Interest   Rate  Balance  Interest     Rate
                                  -------   --------    ------   -------   --------  ------ -------  --------    ------
                                                                 (Dollars In Thousands)

  Loans(1)......................  $166,934    $14,691   8.80%    $138,049  $12,404   8.98%  $135,905 $11,861     8.73%

  Mortgage-backed securities....   183,468     10,530   5.74      181,058   11,113    6.13  190,069   12,269      6.46
  Investments and other interest-
   earning assets(2)............    84,108      5,127   6.10      113,801    7,222    6.34  133,309    8,603      6.45
                                   -------     ------             -------   ------          -------  -------

   Total interest-earning assets   434,510     30,348   6.98      432,908   30,739    7.10  459,283   32,733      7.13
                                               ------                       ------                   -------
Non-interest-earning assets.....    11,093                         15,064                    11,699
                                   -------                        -------                    ------
 Total assets...................  $445,603                       $447,972                    $470,982
                                   =======                        =======                     =======


Interest-Bearing Liabilities:

  Savings and interest-bearing
   demand.......................   175,334      5,082   2.90      160,146    5,349    3.34  $146,865   4,477      3.04
  Time..........................   216,988      8,698   4.01      231,324   11,881    5.13  245,488    13,330     5.43
                                   -------     ------             -------   ------          -------  --------
    Total interest-bearing
     deposits...................   392,322     13,780   3.51      391,470   17,230    4.40  392,353   17,807      4.53
  Securities sold under repurchase
    agreements..................        --         --   --.-           --       --    --.-   22,951    1,326      5.77
                                   --------    ------             -------   ------          -------- -------

    Total interest-bearing
     liabilities................    392,322    13,780   3.51      391,470   17,230   4.40   415,304   19,133      4.60
                                               ------                       ------                    ------
Non-interest-bearing liabilities:
  Demand deposits...............     3,020                          3,629                      3,719
  Other.........................     1,610                          1,699                      2,231
                                   -------                        -------                   --------
    Total liabilities...........   396,952                        396,798                    421,254
Stockholders' equity............    48,651                         51,174                     49,728
                                   -------                        -------                   --------
    Total liabilities and
     stockhoders' equity........  $445,603                       $447,972                   $470,982
                                   =======                        =======                    =======

Net interest income/interest
   rate spread..................               $16,568   3.47%              $13,509   2.70%           $13,600      2.53%
                                                ======   ====                ======  =====             ======      ====


Net interest-earning assets/net
  yield on interest-earning
  assets........................  $ 42,188              3.81%     $41,438             3.12% $ 43,979             2.96%
                                   =======              ====       ======            =====    ======             ====
Ratio of average interest-earning
  assets to average interest-
  bearing liabilities...........     1.11X                          1.11X                       1.11X
                                   ======                          =====                        ====

----------------------
(1)  Includes non-accrual loans.
(2) Includes tax-exempt securities. Income from such securities, which amounted to approximately $44,000, $39,000 and $39,000 during the years ended September 30, 1994, 1995 and 1996, respectively, is included without adjustment to a tax-equivalent basis. Such adjustments were not made due to their immateriality.
                                     17

Gap Analysis
------------

     As rates on sources of funds have become deregulated and subject to competitive pressures, financial institutions have become increasingly concerned with the extent to which they are able to match maturities of interest-earning assets and interest-bearing liabilities. Such matching is facilitated by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is considered to be interest rate sensitive if it will mature or reprice within a specific time period. The interest rate sensitivity gap is defined as the excess of interest-earning assets maturing or repricing within a specific time period over interest-bearing liabilities maturing or repricing within that time period.

     The following table reflects the interest rate sensitivity of the Bank's interest-earning assets and interest-bearing liabilities as of September 30, 1996, the Bank's interest rate sensitivity gap at various periods and the ratio of the Bank's interest-earning assets to interest-bearing liabilities at various periods. As the table indicates, the Bank has a negative gap for assets and liabilities maturing or repricing within one year, thereby leaving the Bank vulnerable to future increases in interest rates. The Bank has assumed that its savings and interest-bearing demand deposits will be withdrawn annually at a rate of 18% on the cumulative declining balance of such accounts. This assumption is based upon prior experience and management's assessment of future trends.


                                                             Matures or Reprices
                                    -------------------------------------------------------------------

                                                    Over One      Over Five
                                     One Year       Through        Through       Over Ten
                                      or Less      Five Years     Ten Years        Years       Total
                                    -----------   -------------   ---------      ---------     -----
                                                                  (Dollars in Thousands)

Interest-Earning Assets:

Loans(2).......................     $ 48,717        $30,684         $10,491      $ 47,115     $ 137,00
Mortgage-backed securities (2).      130,799         13,840          12,337        47,371      204,347
Investments....................            3         45,593          92,411         6,597      144,604
Other interest-earning assets(1)       3,043             --              --            --        3,043
                                     -------         ------        --------       -------      -------
  Total........................      182,562         90,117         115,239       101,083      489,001
                                     -------         ------        --------       -------      -------

Interest-bearing liabilities:
  Savings and interest-bearing

    demand deposits............       26,723         66,698          34,635        20,406      148,462
  Time deposits................      206,483         39,636              --            --      246,119
  Securities sold under repurchase
     agreements................       50,475         13,800              --            --       64,275
                                      ------         ------         -------       -------      -------
      Total....................      283,681        120,134          34,635        20,406      458,856
                                     -------        -------          ------        ------      -------
  Interest sensitivity gap.....     (101,119)       (30,017)          80,604        80,677
  Cumulative interest sensitivity   (101,119)      (131,136)        (50,532)        30,145
  Ratio of gap to total assets.       (20.12)%        (5.97)%         16.04%         16.05%
  Ratio of cumulative gap to total    (20.12)%       (26.09)%        (10.05)%         6.00%



-------------------------------
(1) Includes FHLB of New York Stock classified as repricing in one year or less.
(2) Does not include prepayment assumptions or scheduled amortization which could significantly reduce the terms to maturity of these assets.

     The table above indicates the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the Bank's net interest yield because the repricing of various categories of assets and liabilities is discretionary and is subject to competitive and other pressures. As a result, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times and at different rate levels. Furthermore, the table does not reflect either scheduled principle amortization or the Bank's prepayment experience, both of which reduce the actual term to maturity of the Bank's loan portfolio.

Rate/Volume Analysis
--------------------

     Changes in net interest income are attributable to three factors: a change in volume of an interest- earning asset or interest-bearing liability, a change in rates or a change caused by a combination of changes in volume and rate. The table below sets forth certain information regarding changes in interest income and interest expense of the Bank for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in volume (changes in volume multiplied by old rate); (2) changes in rates (changes in rate multiplied by old volume); and (3) changes in rate-volume (changes in rate multiplied by changes in volume).


                                                        1994 vs. 1995                                    1995 vs. 1996
                                                             Due to                                          Due to
                                               --------------------------------------       ----------------------------------------

                                                                    Rate/                                          Rate/
                                               Volume      Rate    Volume       Total       Volume      Rate      Volume      Total
                                               ------      ----    ------       -----       ------      ----      ------      -----
                                                                                  (In Thousands)

Interest Income:
Loans ......................................   $(2,536)   $   300   $   (52)    $(2,288)    $  (196)   $  (352)   $     5   $  (543)

Mortgage-backed securities .................      (142)       734        (9)        583         550        577         29     1,156
Investments and other interest-bearing
   assets ..................................     1,821        203        71       2,095       1,235        125         21     1,381
                                               -------    -------   -------     -------     -------    -------    -------   -------

   Total interest-earning assets ...........      (857)     1,237        10         391       1,589        350         55     1,994
                                               -------    -------   -------     -------     -------    -------    -------   -------

Interest Expense:
  Savings and interest-bearing demand
    deposits ...............................      (444)       778       (67)        267        (438)      (474)        40      (872)

  Time deposits ............................       578      2,444       161       3,183         719        687         42     1,449
  Securities sold under repurchase
   agreements* .............................        --         --        --          --         1,326       --         --     1,326
                                               -------    -------   -------     -------     -------    -------    -------   -------
   Total interest-bearings liabilities......       134     3,222         94       3,450       1,607        213         82     1,903
                                               -------    -------   -------     -------     -------    -------    -------    -------
Net change in net interest-income...........  $   (991)  $(1,985)   $   (84)    $(3,059)   $    (18)   $   137    $   (27)  $    91
                                               =======    =======   =======     =======     =======    =======    =======   =======


--------------------------
* Change in volume and change in rate cannot be determined as the balance of securities sold under repurchase agreements at September 30, 1995 was zero and the balance at September 30, 1996 was $64,275,000. The average balance and average rate of borrowings at September 30, 1995 was zero and at September 30, 1996 was $22,951,000 and 5.77%, respectively.

Personnel
---------

     As of September 30, 1996, the Bank had 49 full-time employees and 9 part-time employees. The employees are not represented by a collective bargaining unit. The Bank believes its relationship with its employees to be satisfactory.

Competition
-----------

     The Bank faces strong competition in its attraction of savings deposits (its primary source of funds available for lending) and in the origination of real estate loans. Its most direct competition for savings deposits and loans historically has come from other thrift institutions and commercial banks located in Middlesex County, New Jersey. The Bank faces additional significant competition for investor funds from short-term money market securities and other corporate and government securities.

     The Bank's competition for real estate loans comes principally from other thrift institutions, commercial banks, and mortgage banking companies.

     The Bank competes for loans by charging competitive interest rates and loan fees, remaining efficient and providing a wide range of services to borrowers, real estate brokers, and home builders. It competes for savings by offering depositors a wide variety of savings accounts, checking accounts, convenient office locations, drive-up facilities, extended banking hours, tax-deferred retirement programs, and other miscellaneous services.

     The Bank considers Middlesex County, New Jersey and, to a lesser extent, Mercer, Monmouth and Ocean Counties, its primary market area for savings. While the majority of the Bank's mortgage loans are originated in this market area, the Bank also makes loans, to a much lesser degree, throughout New Jersey.

     Based upon total assets, the Bank was the 23rd largest thrift institution in the State of New Jersey as of September 30, 1996. The Bank competes with larger financial institutions, headquartered both inside and outside of Middlesex County, New Jersey, that maintain offices in the Bank's market area. These competitors may be able to offer better loan rates from time to time due to their size, financial resources, and competitive strategy.

Regulation
----------

     General. The Corporation owns all of the capital stock of the Bank and is a savings and loan holding company. As a savings and loan holding company, the Corporation is subject to regulation by the Office of Thrift Supervision ("OTS"). As a company whose stock is publicly-traded, the Corporation is also subject to the reporting, proxy solicitation, and other regulations of the Securities and Exchange Commission ("SEC").

     The Bank is a New Jersey-chartered capital stock savings bank, the accounts of which are insured by the FDIC, and as such, is subject to the regulation, supervision and examination of the New Jersey Department of Banking and the FDIC. The New Jersey Department of Banking (the "Department") regulates the Bank's internal organization as well as its deposit, lending and investment activities. The Department must approve changes to the Bank's certificate of incorporation, the establishment or relocations of branch offices and mergers involving the Bank. In addition, the Department conducts periodic examinations of the Bank. Many of the areas regulated by the Department are subject to similar regulation by the FDIC.

Bank Regulation
---------------

     New Jersey law provides that no dividend may be paid by the Bank unless after the payment of such dividend, the capital stock of the Bank will not be impaired and either the Bank will have a surplus of not less than 50% of its capital stock, or the payment of such dividend will not reduce the statutory surplus of the Bank.

     Generally, federal law limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks.

     Insurance of Deposit Accounts. The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. The risk-related assessment program provided a transition period between the prior flat-rate system and the final risk- related system that took effect on January 1, 1994, in accordance with the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). This risk classification is based on an institution's capital group and supervisory subgroup assignment.

     On September 30, 1996, H.R. 1362 was signed into law by the President. Title II of H.R. 1362 is titled the Economic Growth and Paperwork Reduction Act of 1996 (the "Act"). Among its many provisions, the Act provides for resolving the BIF/SAIF premium disparity. Currently, most insured depository institutions holding BIF-assessable deposits pay the statutory minimum of $2,000 for deposit insurance on these deposits while most insured depository institutions with SAIF-assessable deposits pay 23 basis points per $100 of these deposits for deposit insurance. The Bank currently pays an insurance premium to the FDIC equal to 0.23% of its total deposits.

     The BIF/SAIF legislation provides for a one-time assessment to recapitalize the SAIF. The assessment will be based on the amount of SAIF-assessable deposits held by an institution as of March 31, 1995 (with certain exceptions). The assessment is effective on September 30, 1996 and is payable on November 27, 1996.

     The BIF/SAIF legislation does not specify an actual assessment but states that the total assessment will be equal to the amount necessary to recapitalize the SAIF as of October 1, 1996. A recent report of the America's Community Bankers estimated the assessment at approximately 65.7 basis points per $100 of SAIF-assessable deposits as of March 31, 1995. The BIF/SAIF legislation provides that the amount of the special assessment is deductible under section 162 of the Internal Revenue Code (the "Code") in the year in which the assessment is paid. The BIF/SAIF legislation also provides that section 172(f) of the Code will not apply to deductions taken under section 162 of the Code for the special assessment. The Bank has estimated the amount of the assessment to be approximately $2.7 million before tax benefit and such amount was accrued on September 30, 1996.

     Capital Requirements. Under FDIC regulations, state-chartered banks that are not members of the Federal Reserve System ("state non-member banks") are required to maintain a minimum leverage capital requirement consisting of a ratio of Tier 1 capital to total assets of 4%. For institutions other than those most highly rated by the FDIC, an additional "cushion" of at least 100 to 200 basis points is required. Tier 1 capital is the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less certain intangible assets, deferred tax assets, certain identified losses and certain investments in securities subsidiaries. As a SAIF-insured, state-chartered bank, the Bank must currently also deduct from Tier 1 capital an amount equal to its investments in, and extensions of credit to, subsidiaries engaged in certain activities not permissible for national banks.

     In addition to the leverage ratio, state nonmember banks must maintain a minimum ratio of qualifying total capital to risk-weighted assets of at least
8.0%, of which at least four percentage points must be Tier 1 capital. Qualifying total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and preferred stock with a maturity of over 20 years and certain other capital instruments. The includable amount of Tier 2 capital cannot exceed the institution's Tier 1 capital. Qualifying total capital is further reduced by the amount of the bank's investments in banking and finance subsidiaries that are not consolidated for regulatory capital purposes, reciprocal cross-holdings of capital securities issued by other banks and certain other deductions. Under the FDIC risk-weighted system, all of a bank's balance sheet assets and the credit equivalent amounts of certain off-balance sheet items are assigned to risk weight categories. The aggregate dollar amount of each category is multiplied by the risk weight assigned to that category. The sum of these weighted values equals the bank's risk-weighted assets.

     Each federal banking agency is required to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk ("IRR"), concentration of credit risk, and the risks of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family residential loans. The FDIC, the Office of the Comptroller of the Currency, and the Federal Reserve Board have proposed procedures for measuring IRR exposure and alternative methods for determining what amount of additional capital, if any, a bank may be required to maintain for IRR.

     Pursuant to New Jersey banking law the minimum leverage capital for a depository institution is a ratio of Tier 1 capital to total assets of four percent. However, the Commissioner of the Department may require a higher ratio for a particular depository institution.

     New Jersey banking law requires that a depository institution maintain qualifying capital of at least eight percent of its risk weighted assets. At least four percent of this qualifying capital shall be in the form of Tier 1 capital. For purposes of New Jersey banking law, risk weighted assets, Tier 1 capital, and total assets are defined in the same manner as in the FDIC regulations.

     The Bank was in compliance with both the FDIC and New Jersey capital requirements at September 30, 1996.

     Capital Distributions. Earnings of the Bank appropriated to bad debt reserves and deducted for Federal income tax purposes are not available for payment of cash dividends or other distributions to stockholders without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions.

     Dividends payable by the Bank to the Corporation and dividends payable by the Corporation to stockholders are subject to various additional limitations imposed by federal and state laws, regulations and policies adopted by federal and state regulatory agencies. The Bank is required by federal law to obtain FDIC approval for the payment of dividends if the total of all dividends declared by the Bank in any year exceed the total of the Bank's net profits (as defined) for that year and the retained net profits (as defined) for the preceding two years, less any required transfers to surplus. Under New Jersey law, the Bank may not pay dividends unless, following payment, the capital stock of the Bank would be unimpaired and (a) the Bank will have a surplus of not less than 50% of its capital stock, or, if not, (b) the payment of such dividends will not reduce the surplus of the Bank.

     Under applicable regulations, the Bank would be prohibited from making any capital distributions if, after making the distribution, the Bank would have:
(i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%, unless a higher ratio is required by the Commissioner of the Department.

     Loans to One Borrower. Generally, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.

     Federal Home Loan Bank System. The Bank is a member of the FHLB of New York, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

     As a member, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At September 30, 1996, the Bank had $2.5 million in FHLB stock, which was in compliance with this requirement.

     Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the Department. At September 30, 1996, the Bank's total transaction accounts were below the minimum level for which the Federal Reserve Board requires a reserve.

     State-chartered savings banks have authority to borrow from the Federal Reserve Bank "discount window," but Federal Reserve policy generally requires savings banks to exhaust all reasonable alternative sources before borrowing from the Federal Reserve System. The Bank had no discount window borrowings at September 30, 1996.

Holding Company Regulation
--------------------------

     General. The Corporation is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Corporation is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Corporation and its non-savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Corporation.

     Qualified Thrift Lender Test. As a unitary savings and loan holding company, the Corporation generally is not subject to activity restrictions, provided the Bank satisfies the qualified thrift lender ("QTL") test. If the Corporation acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Corporation and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL and were acquired in a supervisory acquisition.

     Restrictions on Acquisitions. The Corporation must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

     Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in OTS regulations, of a federally insured savings institution without giving at least 60 days written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition. In addition, no company may acquire control of such an institution without prior OTS approval.

     Federal Securities Law. The Corporation is subject to filing and reporting requirements by virtue of having its common stock registered under the Securities Exchange Act of 1934. Furthermore, company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Corporation may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Corporation meets specified current public information requirements, each affiliate of the Corporation is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Executive Officers of the Company
---------------------------------

     The executive officers of the Corporation as of September 30, 1996, were as follows:

         Name                   Age          Position
--------------------------------------------------------------------

Benjamin S. Konopacki...........74   Chairman of the Board
George T. Hornyak, Jr...........46   President and Chief Executive Officer
Ronald E. Vaughn, Jr............40   Senior Vice President-Chief Lending Officer
Thomas Konopacki................39   Executive Vice President-Controller


     The following information describes the principal occupation and employment of the executive officers of the Corporation and the Bank as of September 30, 1996, during at least the past five years.

     Benjamin S. Konopacki has been employed by the Bank in various capacities since 1954. From 1965 to 1989, he served as President. From 1965 to 1991, he served as Chief Executive Officer. In 1989, Mr. Konopacki became Chairman of the Board. On January 1, 1991, Mr. Konopacki retired as Chief Executive Officer.

     George T. Hornyak, Jr. has been employed by the Bank since 1983. In March 1989, Mr. Hornyak was named President and Chief Operating Officer. Mr. Hornyak became Chief Executive Officer of the Bank on January 1, 1991. He is also a director of Mercer Mutual Insurance Company.

     Ronald E. Vaughn, Jr. has been employed by the Bank since August 1988. Since January 1990, he has served as Senior Vice President - Chief Lending Officer. From August 1985 to August 1988, Mr. Vaughn was Vice President - Residential Lending of Lincoln Federal Savings and Loan Association, Westfield, New Jersey.

     Thomas Konopacki has been employed by the Bank since 1976 and is currently Executive Vice President and Chief Financial Officer. Mr. Konopacki has served in that capacity since January 1990.

Item  2.  Properties
--------------------

     The Bank owns its home office which is located at 6 Jackson Street, South River, New Jersey. The Bank also owns the three full-service branch offices that it operates.

Item 3.  Legal Proceedings
--------------------------

     From time to time the Registrant is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in mortgage loans made by it.

     On July 6, 1994, the Bank discovered that a portfolio of approximately $8.4 million of bridge loans believed to be secured by residential real estate were in fact made to fictitious borrowers and collateralized by fictitious properties. The loans had been extended based upon fraudulent mortgage applications and related documentation submitted to the Bank by its then general counsel.

     During the fiscal year ended September 30, 1995, the Bank received a settlement of $2.6 million from its surety bond claim regarding the bridge loans, and $275,000 received upon the sale of a personal residence, which was part of the estate of the responsible party, and charged-off amounts totaling $202,000 to reduce the receivable to $1.7 million, which is included in other assets in the consolidated statements of financial condition. During the fiscal year ended September 30, 1996, approximately $100,000 was collected from the estate and through the settlement of a lawsuit. The receivable at September 30, 1996 was reduced to $1.6 million, its estimated realizable value. To the extent the Corporation is unable to collect on the pending litigation, the Corporation may have to charge-off additional amounts in future periods. Management believes the remaining balance is collectable through the malpractice insurance policy relevant to the attorney responsible for the fraud. The Bank has filed claims under the malpractice insurance coverage available in order to recover all unpaid amounts. A trial date of January 13, 1997 has been established for this litigation.

Item  4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1996.

                                    PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
--------------------------------------------------------------------------------
Matters
-------

     The information contained under the section captioned "Common Stock" in the Corporation's Annual Report to Stockholders for the fiscal year ended September 30, 1996 (the "Annual Report"), is incorporated herein by reference.

Item  6.  Selected Financial Data
----------------------------------

     The information contained in the table captioned "Consolidated Financial Highlights" in the Annual Report is incorporated herein by reference.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item  8.  Financial Statements and Supplementary Data
-----------------------------------------------------

     The Corporation's Consolidated Financial Statements listed in Item 14 herein are incorporated herein by reference.

Item  9.  Changes  in and  Disagreements  With  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

     The Corporation discontinued the engagement of Stephen P. Radics & Co. ("Radics"), its independent auditors, and notified Radics of its action on November 30, 1994. The Corporation's Board of Directors engaged KPMG Peat Marwick LLP as the Corporation's auditors for the year ended September 30, 1995. The determination to replace Radics was recommended by the audit committee and approved by the full Board of Directors of the Corporation.

     The report of Radics for the fiscal years ended September 30, 1993 and 1994 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended September 30, 1993 and 1994 and during the period from September 30, 1994 to November 30, 1994, there were no disagreements between the Corporation and Radics concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The information contained under the section captioned "Proposal I -- Election of Directors" in the Corporation's definitive proxy statement for the Corporation's 1997 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

     Additional information concerning executive officers is included under "Part I - Executive Officers of the Registrant."

Item 11.  Executive Compensation
---------------------------------

     The information contained under the section captioned "Proposal I -- Election of Directors -- Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

      (a) Security Ownership of Certain Beneficial Owners

          Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Certain Beneficial Owners Thereof" in the Proxy Statement.

      (b) Security Ownership of Management

          Informaton required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" in the Proxy Statement.

      (c) Management of the Corporation knows of no arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions
---------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Certain Transactions With the Company" in the Proxy Statement.

                                    PART IV

Item 14.  Exhibits, Financial Statements, and Reports on Form 8-K
------------------------------------------------------------------

(a)(1) The Consolidated Financial Statements and Independent Auditors' Report included in the Annual Report, listed below, are incorporated herein by reference.

      1.    Independent Auditors' Report1

      2.    Pulse Bancorp, Inc.

            (a) Consolidated Statements of Financial Condition at September 30, 1996 and 1995

            (b) Consolidated Statements of Income for each of the years in the three-year period ended September 30, 1996

            (c) Consolidated Statements of Changes in Stockholders' Equity fo each of the years in the three-year period ended September 30, 1996

            (d) Consolidated Statements of Cash Flows for each of the years in the three-year period ended September 30, 1996

            (e)   Notes to Consolidated Financial Statements

(a)(2) All schedules have been omitted, because the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

(a)(3) Exhibits are either filed or attached as part of this Report or incorporated herein by reference.

            3(i)        Certificate of Incorporation2

            3(ii) Bylaws3

            10.1  Employment Agreement with Benjamin S. Konopacki4

--------------------


     1 In accordance with Rule 2-05 of Regulation S-X and Note 1 to Rule 14a-3(b)(1) of the proxy rules of the SEC, the independent auditors' report of Radics & Co., Inc. LLC is filed as Exhibit 99.

     2 Incorporated by reference to the Registrant's Registration Statement on Form S-4 (33-23154) declared effective by the Commission on December 7, 1989.

     3 Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

     4 Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

            10.2  Employment Agreement with George T. Hornyak, Jr.4

            10.3  Employment Agreement with Thomas Konopacki4

            10.4  1986 Stock Option and Incentive Plan5

            10.5  1993 Stock Option and Incentive Plan6

            13 Annual Report to Stockholders for the fiscal year ended September 30, 1996

            21    Subsidiaries of the Registrant7

            99    Independent Auditors' Report of Radics & Co., LLC

(b) No Reports on Form 8-K were filed during the last quarter of the period covered by this report.

(c) Exhibits to this Form 10-K are attached or incorporated by referenc as stated above.


------------------------

     5 Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1989.

     6 Incorporated by reference to the Registrant's Proxy Statement dated December 18, 1992 for the 1993 Annual Meeting of Stockholders.

     7 Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                PULSE BANCORP, INC.

Dated: December 26, 1996                       By:  /s/ George T. Hornyak, Jr.
                                                     --------------------------
                                                     George T. Hornyak, Jr.
                                                     President, Chief Executive
                                                      Officer and Director (Duly
                                                      Authorized Representative)

     Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrat and in the capacities indicated as of December 26, 1996.

By:   /s/ George T. Hornyak, Jr.                By:   /s/ Wayne A. Kronowski
      --------------------------                      -----------------------
      George T. Hornyak, Jr.                          Wayne A. Kronowski
      President, Chief Executive                      Director
      Office and Director (Principal
      Executive Officer)

By:   /s/ Edwin A. Kolodziej                    By:   /s/ Joseph Chadwick
      -----------------------                         -----------------------
      Edwin A. Kolodziej                              Joseph Chadwick
      Director                                        Director

By:   /s/ Benjamin S. Konopacki                 By:   /s/ Edwin A. Roginski
      -------------------------                       ------------------------
      Benjamin S. Konopacki                           Edwin A. Roginski
      Chairman of the Board                           Director

                                                By:   /s/ Thomas Konopacki
                                                     ------------------------
                                                     Thomas Konopacki
                                                     Executive Vice President -
                                                      Controller
                                                     (Principal Financial and
                                                     Accounting Officer)