Form 10-Q
period 1996-12-31
PULSE BANCORP INC
filed 1997-02-10
CIK 857559

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended         December 31, 1996
                               ---------------------------------


                                  OR

X TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________  to ______________

                      Commission File Number         0-18764
                                              --------------------

                               PULSE BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          NEW JERSEY                                       22-3016360
--------------------------------------------------------------------------------
(State or other jurisdiction                             (IRS Employer
of incorporation or organization)                     (Identification No.)



6 JACKSON ST.,   SOUTH RIVER, N.J.                              08882
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)



Registrant's telephone number, including area code       908-257-2400
                                                     -------------------


                                       N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes       X                   No
                          --------------                ---------------

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date February 4, 1997
                                         ----------------

                      CLASS                   OUTSTANDING
                      -----                   -----------
           $1.00 par value common stock       3,061,048 Shares

                         PULSE BANCORP, INC. AND SUBSIDIARIES



                                        Index


                                                                     Page Number

PART I - CONSOLIDATED  FINANCIAL INFORMATION

     Consolidated Statements of Financial Condition at September 30,
     1996 and December 31, 1996 (unaudited)                                 1

     Consolidated Statements of Income for the Three Months
     Ended December 31, 1995 and 1996 (unaudited)                           2

     Consolidated Statements of Cash Flows for the Three Months Ended
     December 31, 1995 and 1996 (unaudited)                                 3

     Notes to Consolidated Financial Statements                           4-6

     Managements Discussion and Analysis of Financial Condition and
     Results of Operations                                               7-10


PART II - OTHER INFORMATION                                             11-12

     SIGNATURES                                                            13

                      PULSE BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                      September 30,      December 31,
                                                                          1996               1996
ASSETS                                                                                    (Unaudited)
------                                                                -------------------------------
Cash and amounts due from depository institutions..................  $  4,249,883       $  3,377,115
Federal funds sold.................................................       500,000         10,550,000
                                                                     ------------       ------------
    Total cash and cash equivalents................................     4,749,883         13,927,115

Investment securities held to maturity; estimated fair value of
  $103,192,000 and $102,099,000, respectively......................   105,549,457        103,550,690
Mortgage backed securities held to maturity, net; estimated fair
  value of $162,617,000 and $171,430,000, respectively.............   164,091,984        172,091,469
Investment securities available for sale...........................    39,054,697         39,354,961
Mortgage-backed securities available for sale......................    40,255,064         39,230,818
Loans receivable, net..............................................   134,547,804        129,550,207
Premises & equipment, net..........................................     1,235,135          1,231,620
Real estate owned, net.............................................     2,232,624            136,800
Federal Home Loan Bank of New York stock, at cost..................     2,543,100          2,543,100
Interest receivable................................................     4,527,354          4,528,103
Other assets.......................................................     3,712,747          3,544,716
                                                                     ------------       ------------
     Total assets..................................................  $502,499,849       $509,689,599
                                                                     ============       ============


LIABILITIES AND
---------------
   STOCKHOLDERS' EQUITY
   --------------------
Liabilities:
Deposits...........................................................  $394,580,611       $401,428,553
Borrowings.........................................................    64,275,000         65,325,000
Advance payments by borrowers for taxes & insurance................       628,243            587,561
Other liabilities..................................................     4,557,461          2,743,062
                                                                     ------------       ------------
     Total liabilities.............................................   464,041,315        470,084,176
                                                                     ------------       ------------


Stockholders' Equity:
Preferred stock; authorized 5,000,000 shares; issued and
   outstanding - none..............................................             -                  -
Common stock; par value $1.00; authorized 10,000,000 shares;
   4,111,958 shares issued and 3,049,878 outstanding and
   4,112,128 shares issued and 3,050,048 outstanding,
   respectively....................................................     4,111,958          4,112,128
Paid in capital in excess of par value.............................    12,105,541         12,107,581
Retained earnings- substantially restricted........................    39,147,609         39,946,121
Unrealized (loss) gain on securities available for sale, net of tax      (229,074)           117,093
Treasury Stock; at cost; 1,062,080 common shares, respectively.....   (16,677,500)       (16,677,500)
                                                                     ------------       ------------
     Total stockholders' equity....................................    38,458,534         39,605,423
                                                                     ------------       ------------
     Total liabilities and stockholders' equity....................  $502,499,849       $509,689,599
                                                                     ============       ============

See accompanying notes to consolidated financial statements.

                      PULSE BANCORP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                     Three Months Ended
                                                                         December 31,
                                                                 -----------------------------
                                                                    1995               1996
                                                                 -----------------------------
Interest income:
   Loans ...................................................     $3,016,949         $2,919,887
   Mortgage-backed securities...............................      2,834,573          3,353,891
   Investments and other interest-earning assets............      1,992,995          2,569,124
                                                                 ----------         ----------
      Total interest income.................................      7,844,517          8,842,902
                                                                 ----------         ----------

Interest expense:
   Deposits.................................................      4,522,529          4,525,440
   Borrowings...............................................              -            961,643
                                                                 ----------         ----------
      Total interest expense................................      4,522,529          5,487,083
                                                                 ----------         ----------

Net interest income.........................................      3,321,988          3,355,819
                                                                 ----------         ----------
Net interest income after provision for loan losses.........      3,321,988          3,355,819
                                                                 ----------         ----------

Non-interest income:
   Other fees and service charges on loans..................         57,077             80,732
   Income (expense) from real estate operations.............         (5,104)            90,566
   Miscellaneous............................................         36,710             29,689
                                                                 ----------         ----------
      Total non-interest income.............................         88,683            200,987
                                                                 ----------         ----------

Non-interest expenses:
   Salaries and employee benefits...........................        595,017            653,699
   Occupancy expense........................................         70,966             76,747
   Equipment expense........................................        131,393            131,193
   Advertising..............................................         60,357             94,707
   Federal deposit insurance premium........................        226,353            176,844
   Miscellaneous............................................        251,468            322,973
                                                                 ----------         ----------
      Total non-interest expenses...........................      1,335,554          1,456,163
                                                                 ----------         ----------

Income before income taxes..................................      2,075,117          2,100,643
Income taxes................................................        751,634            768,372
                                                                 ----------         ----------
      Net income............................................     $1,323,483         $1,332,271
                                                                 ==========         ==========

Net income per common share and common stock equivalents....          $0.33              $0.43
                                                                 ==========         ==========

Dividends per common share..................................         $0.175             $0.175
                                                                 ==========         ==========

Weighted average number of common shares and common
   stock equivalents outstanding............................      3,952,885          3,130,615
                                                                 ==========         ==========

See accompanying notes to consolidated financial statements.

                      PULSE BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                               Three Months Ended
                                                                                                  December 31,
                                                                                          -----------------------------
                                                                                            1995               1996
                                                                                          -----------------------------
Cash flows from operating activities:
  Net income........................................................................      $1,323,483         $1,332,271
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation of premises and equipment..........................................          35,601             37,397
    Provision for losses on real estate owned.......................................               -             32,850
    Amortization of premiums, discounts and fees, net...............................         (86,737)           (36,628)
    Loss (gain) on sale of real estate owned........................................          28,301           (104,172)
    Increase in interest receivable.................................................         394,646                749
    (Increase) decrease in other assets.............................................         (17,487)           168,031
    Increase (decrease) in other liabilities........................................         381,080         (1,814,399)
                                                                                         -----------        -----------
      Net cash provided by operating activities.....................................       2,058,887           (383,901)
                                                                                         -----------        -----------

Cash flows from investing activities:
    Proceeds from maturities and calls of investment securities held to maturity....      36,000,000          7,000,000
    Purchase of investment securities held to maturity..............................     (20,979,670)        (5,000,000)
    Proceeds from principal repayments of investment securities available for sale..               -                  -
    Market value increase in investment securities available for sale...............               -           (295,321)
    Purchase of mortgage-backed securities held to maturity.........................     (15,345,600)       (12,587,646)
    Purchase of mortgage-backed securities available for sale.......................               -                  -
    Principal repayments on mortgage-backed securities held to maturity.............       5,282,609          4,581,594
    Principal repayments on mortgage-backed securities available for sale...........               -          1,023,635
    Net (increase) decrease in loans receivable.....................................      (1,674,153)         5,229,895
    Additions to premises and equipment.............................................         (22,633)           (33,882)
    Proceeds from sale of real estate owned.........................................          29,999          2,317,146
                                                                                         -----------        -----------
      Net cash provided by investing activities.....................................       3,290,552          2,235,421
                                                                                         -----------        -----------

Cash flows from financing activities:
    Net increase in deposits........................................................       6,364,140          6,847,942
    Net increase in borrowings......................................................               -          1,050,000
    Decrease in advance payments by borrowers
      for taxes and insurance.......................................................         (32,759)           (40,682)
    Issuance of common stock........................................................         110,500              2,210
    Cash dividends paid.............................................................        (675,995)          (533,758)
                                                                                         -----------        -----------
      Net cash provided by financing activities.....................................       5,765,886          7,325,712
                                                                                         -----------        -----------

Net increase in cash and cash equivalents...........................................      11,115,325          9,177,232
Cash and cash equivalents - beginning ..............................................       8,761,510          4,749,883
Cash and cash equivalents - ending..................................................     $19,876,835        $13,927,115
                                                                                         ===========        ===========
Supplemental schedule of non-cash investing activities:
      Transfer of loans receivable to real estate owned.............................        $628,000           $150,000
                                                                                         ===========        ===========
      Transfer of mortgage-backed securities and investments held to................
        maturity to available for sale..............................................     $58,764,618                  -
                                                                                         ===========        ===========
Cash paid during the period for:
      Income taxes..................................................................               -                  -
                                                                                         ===========        ===========
      Interest......................................................................     $ 3,328,263        $ 5,478,297
                                                                                         ===========        ===========

See accompanying notes to consolidated financial statements.

                       PULSE BANCORP, INC. AND SUBSIDIARIES
                       Notes To Consolidated Financial Statements

1. PRINCIPLES OF CONSOLIDATION
------------------------------
The consolidated financial statements include the accounts of Pulse Bancorp, Inc. (the "Corporation") and its wholly owned subsidiaries, Pulse Savings Bank, Pulse Insurance Services, Pulse Real Estate, and Pulse Investment, Inc. The Corporation's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation

2. BASIS OF PRESENTATION
------------------------
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements, have been included. The results of operations for the three months ended December 31, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year.


3. LOANS RECEIVABLE, NET                                              September 30,       December 31,
------------------------                                                  1996                1996
                                                                      --------------------------------

Real Estate Mortgage:
   One-to-four family................................................ $ 65,509,636       $ 65,781,473
   Multi family......................................................   28,190,149         22,795,965
   Commercial........................................................   29,882,549         29,948,427
                                                                      ------------       ------------
                                                                       123,582,334        118,525,865
                                                                      ------------       ------------

Construction Loans...................................................      125,000            140,000

Consumer:
   Home equity.......................................................   13,543,650         13,498,281
   Passbook or certificate...........................................      184,185            225,287
                                                                      ------------       ------------
                                                                        13,727,835         13,723,568
                                                                      ------------       ------------
        Total loans..................................................  137,435,169        132,389,433
                                                                      ------------       ------------

Less: Allowance for loan losses......................................    2,458,777          2,429,273
         Deferred loan fees and discounts............................      428,588            409,953
                                                                      ------------       ------------
                                                                         2,887,365          2,839,226
                                                                      ------------       ------------
                                                                      $134,547,804       $129,550,207
                                                                      ============       ============

An analysis of the allowance for loan losses is as follows:

                                                                            Three Months Ended
                                                                               December 31,
                                                                       -------------------------------
                                                                           1995                1996
                                                                       -------------      -------------
                       Balance-beginning.............................   $2,603,852         $2,458,777
                       Provisions charged to operations..............            -                  -
                       Losses charged to allowance...................      (85,152)           (29,504)
                                                                      ------------       ------------
                       Balance-ending................................   $2,518,700         $2,429,273
                                                                      ============       ============


                      PULSE BANCORP, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements



4. INVESTMENT SECURITIES
------------------------

                                                                                      September 30, 1996
                                                                  ----------------------------------------------------------------
                                                                                    Gross            Gross           Estimated
                                                                    Carrying      Unrealized       Unrealized           Fair
Held To Maturity                                                      Value         Gains            Losses             Value
                                                                  ----------------------------------------------------------------
U.S. Government (including agencies)                              $104,949,486    $104,420         $2,483,349       $102,570,557
Obligations of state and political
    subdivisions                                                       599,971      21,789                  -            621,760
                                                                  ------------    --------         ----------       ------------
                                                                  $105,549,457    $126,209         $2,483,349       $103,192,317
                                                                  ============    ========         ==========       ============

Available For Sale
U.S. Government Agency Debentures                                 $ 39,813,748    $ 12,500         $  771,551       $ 39,054,697
                                                                  ------------    --------         ----------       ------------
                                                                  $ 39,813,748    $ 12,500         $  771,551       $ 39,054,697
                                                                  ============    ========         ==========       ============




                                                                                       December 31, 1996
                                                                  ----------------------------------------------------------------
                                                                                   Gross             Gross           Estimated
                                                                     Carrying   Unrealized         Unrealized           Fair
Held To Maturity                                                      Value        Gains             Losses             Value
                                                                  ----------------------------------------------------------------
U.S. Government (including agencies)                              $102,950,712    $177,453         $1,652,114       $101,476,051
Obligations of state and political
     subdivisions                                                      599,978      23,022                  -       $    623,000
                                                                  ------------    --------         ----------       ------------
                                                                  $103,550,690    $200,475         $1,652,114       $102,099,051
                                                                  ============    ========         ==========       ============

Available For Sale
U.S. Government Agency Debentures                                 $ 39,818,691    $107,042         $  570,772       $ 39,354,961
                                                                  ------------    --------         ----------       ------------
                                                                  $ 39,818,691    $107,042         $  570,772       $ 39,354,961
                                                                  ============    ========         ==========       ============


                      PULSE BANCORP, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements


5. MORTGAGE-BACKED SECURITIES
-----------------------------

                                                                                     September 30, 1996
                                                                  ----------------------------------------------------------------
                                                                                  Gross             Gross            Estimated
                                                                     Carrying   Unrealized        Unrealized            Fair
Held To Maturity                                                      Value        Gains            Losses              Value
                                                                  ----------------------------------------------------------------
Government National Mortgage Association                          $ 67,075,905  $  743,542         $  194,683       $ 67,624,764
Federal Home Loan Mortgage Corporation                              39,159,809     174,932            402,384         38,932,357
Federal National Mortgage Association                               21,470,218      95,144           $603,746         20,961,616
Collateralized mortgage obligations                                 36,386,052      10,191         $1,298,317         35,097,926
                                                                  ------------  ----------         ----------       ------------
                                                                  $164,091,984  $1,023,809         $2,499,130       $162,616,663
                                                                  ============  ==========         ==========       ============
Available For Sale
GNMA ARMs                                                         $ 39,848,435  $ 406,629          $        -       $ 40,255,064
                                                                  ------------  ----------         ----------       ------------
                                                                  $ 39,848,435  $ 406,629          $        -       $ 40,255,064
                                                                  ============  ==========         ==========       ============




                                                                                       December 31, 1996
                                                                  --------------------------------------------------------------
                                                                                  Gross             Gross            Estimated
                                                                    Carrying    Unrealized        Unrealized            Fair
Held To Maturity                                                      Value        Gains             Losses             Value
                                                                  --------------------------------------------------------------
Government National Mortgage Association                          $ 64,932,672  $1,032,807         $  134,844       $ 65,830,635
Federal Home Loan Mortgage Corporation                              37,636,491     316,109            346,315         37,606,285
Federal National Mortgage Association                               33,389,500     121,620         $  442,869         33,068,251
Collateralized mortgage obligations                                 36,132,806       6,924         $1,215,083         34,924,647
                                                                  ------------  ----------         ----------       ------------
                                                                  $172,091,469  $1,477,460         $2,139,111       $171,429,818
                                                                  ============  ==========         ==========       ============
Available For Sale
GNMA ARMs                                                         $ 38,586,944  $  643,874         $        -       $ 39,230,818
                                                                  ------------  ----------         ----------       ------------
                                                                  $ 38,586,944  $  643,874         $        -       $ 39,230,818
                                                                  ============  ==========         =========        ============


6. NET INCOME PER COMMON SHARE
------------------------------

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

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Corporation's assets at December 31, 1996 totaled $509.7 million, which represents an increase of $7.2 million or 1.43% when compared with $502.5 million at September 30, 1996. Total deposits at December 31, 1996 increased $6.8 million or 1.74% to $401.4 million when compared with $394.6 million at September 30, 1996. Investment securities held to maturity decreased $2.0 million or 1.89% to $103.6 million at December 31, 1996 when compared with $105.6 million at September 30, 1996. Investment securities available for sale increased $0.3 million or 0.77% to $39.4 million at December 31, 1996 when compared to $39.1 million at September 30, 1996. Mortgage-backed securities held to maturity increased by $8.0 million or 4.88% to $172.1 million at December 31, 1996 when compared to $164.1 million at September 30, 1996. The increase in mortgage-backed securities held to maturity was primarily due to the purchase of $12.6 million, which more than offset principal repayments of $4.6 million. Mortgage-backed securities available for sale decreased $1.0 million or 2.54% to $39.2 million at December 31, 1996 compared to $40.2 million at September 30,
1995. Loans receivable decreased $5.0 million or 3.71% to $129.6 million at December 31, 1996 when compared to $134.6 million at September 30, 1996. The decrease was a result of loan principal repayments of $9.5 million and the transfer of $150,000 of loans to real estate owned, which more than offset loan originations totaling $4.6 million. Other liabilities decreased by $1.8 million or 39.8% to $2.7 million at December 31, 1996 compared to $4.5 million at September 30, 1996. The decrease was primarily due to the FDIC's one-time special insurance assessment of $2.6 million that the Bank paid in November. This decrease was somewhat offset by an increase in the Bank's liability for income taxes of $0.8 million.

Other assets decreased by $168,000 or 4.53% during the three months ended December 31, 1996. Real estate owned, which consists of real estate acquired in settlement of loans, totaled $137,000 and $2.2 million at December 31, 1996 and September 30, 1996, respectively. The decrease was a direct result of sales of real estate owned that generated proceeds of $2.3 million and gains on such sales of $104,000, which more than offset the transfer of $150,000 of loans to other real estate owned during the period. Stockholders' equity amounted to $39.6 million and $38.5 million at December 31, 1996 and September 30, 1996, respectively.


Results of operations for three months ended December 31, 1996 and 1995

Net income was $1.3 million for both the three months ended December 31, 1996 and 1995. Increases to interest income and non-interest income were offset by increases to both interest and non-interest expenses. Interest income on loans during the three months ended December 31, 1996 decreased $97,000 or 3.22% to $2.9 million when compared to $3.0 million during the same 1995 period. The decrease during the 1996 period resulted from a decrease in the average balance of loans outstanding, along with a decrease in the average yield on the loan portfolio. Interest on mortgage-backed securities increased by $519,000 or 18.32% during the three months ended December 31, 1996 when compared with the same 1995 period as a result of increased balances along with an increase in the average yield earned on the portfolio. Interest earned on investments and other interest-earning assets increased $576,000 or 28.91% to $2.6 million during the three months ended December 31, 1996 when compared to $2.0 million during the same 1995 period. The increase during the 1996 period resulted primarily from an increase in the average balance of investments and other interest-earning assets outstanding, along with an increase in the yield earned on investments and other interest-earning assets.


Interest on deposits remained unchanged at $4.5 million during the three months ended December 31, 1996 when compared to the same 1995 period. Interest on borrowings was $1.0 million for the three months ended December 31, 1996 compared with $-0- for the same 1995 period. During 1996 the Bank utilized securities sold under repurchase agreements to fund both its Modified Dutch Auction and its asset growth strategy.

During the three months ended December 31, 1996 and 1995 the Bank did not make any provisions for loan losses. Although no provisions were made as management believes the levels of reserves were adequate, no assurances can be made that future increases to the reserve will not be necessary. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of loan activity. At December 31, 1996 and September 30, 1996, the Bank's non-performing loans, which includes loans delinquent 90 days or more, totaled $2.1 million and $1.8 million, respectively. Furthermore, the level of loan delinquencies less than 90 days declined to $3.1 million at December 31, 1996 compared to $3.8 million at September 30, 1996. The allowance for loan losses amounted to $2.4 million or 1.83% of total loans at December 31, 1996 and $2.5 million or 1.79% of total loans at September 30, 1996.

Non-interest income increased $112,000 to $201,000 during the three months ended December 31, 1996 when compared with $89,000 during the same 1995 period. The increase during the 1996 period resulted from increases in income from real estate operations and other fees and service charges on loans of $96,000 and 23,000, respectively, and was somewhat offset by a decrease in miscellaneous income of $7,000.

Non-interest expenses increased $121,000 or 9.03% to $1.46 million during the three months ended December 31, 1996 when compared with $1.34 million during the same 1995 period. During the three months ended December 31, 1996, salaries and employee benefits, advertising, miscellaneous, and occupancy expenses increased by $59,000, $34,000, $72,000, and $6,000, respectively. FDIC deposit insurance decreased by $50,000 due to the lower insurance rates in effect for the quarter ending December 31, 1996. Beginning January 1, 1996 the insurance rate will further decrease to 6.4 basis point on SAIF- insured deposits, resulting in even lower FDIC deposit insurance expense. The increase in miscellaneous expense was primarily attributable to a loan expense of $76,000 the Bank paid in order to protect it's security interest in a commercial real estate loan.

Income tax expense totaled $768,000 and $752,000 during the three months ended December 31, 1996 and 1995, respectively. The increase during the 1996 period resulted primarily from a slight increase in income before income taxes.


Liquidity and Capital Resources

Liquidity is a measurement of the Bank's ability to generate sufficient cash flow, in order to meet all current and future financial obligations and commitments as they arise. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayments of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives. The Bank's primary sources of funds are deposits, amortization and prepayments of loan and mortgage- backed securities principal, maturities of investment securities, and funds provided by operations and short and medium term borrowings. While scheduled loan amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Bank invests its excess funds in federal funds and overnight deposits with the FHLB-NY which provides liquidity to meet lending requirements. Federal funds sold at December 31, 1996 and September 30, 1996 totaled $10.6 million and $0.5 million, respectively. The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. These activities are summarized as follows:




                                                    Three months ended December 31,
                                                           1995       1996
                                                            (In Thousands)

Cash and cash equivalents- beginning                    $  8,762   $  4,750
                                                        -------------------
Operating activities:
  Net income                                               1,323      1,332
  Adjustments to reconcile net
  income to net cash provided
   by (used in) operating activities                         736     (1,716)
                                                        -------------------
Net cash provided by (used in)operating activities         2,059       (384)

Net cash provided by investing activities                  3,290      2,235
 Net cash  provided by financing activities                5,766      7,326
                                                        -------------------
 Net increase in cash and
          cash equivalents                                11,115      9,177
                                                        -------------------
Cash and cash equivalents- ending                       $ 19,877   $ 13,927
                                                        ===================


Cash was utilized by operating activities in the 1996 period and generated by operating activities in the 1995 period. The primary use of cash from operating activities during the 1996 period was the payment of the FDIC's special insurance assessment of approximately $2.6 million. The primary source of cash from operating activities during the 1995 period was net income. The primary sources and uses of investing activity of the Bank are proceeds from net maturities and repayments and the purchase of investment and mortgage-backed securities, net loan activity and from borrowing. Net loans decreased $5.2 million during the three months ended December 31, 1996 compared to an increase of $1.7 million during the same 1995 period. During the three months ended December 31, 1996 and 1995, purchases of mortgage-backed securities held to maturity totaled $12.6 million and $15.3 million, respectively, and principal repayments totaled $4.6 million and $5.3 million, respectively. During the three months ended December 31, 1996 and 1995, purchases of investment securities held to maturity totaled $5.0 million and $21.0 million, respectively, and maturities and calls totaled $7.0 million and $36.0 million, respectively. In addition to funding new loan production and the purchase of investment and mortgage-backed securities through operations and financing activities, these activities were also funded by principal repayments on existing loans and mortgage-backed securities and also through short and medium term borrowings.

The primary source of financing activities during the 1996 and 1995 periods was from an increase in deposits outstanding amounting to $6.8 million and $6.4 million, respectively. During the three months ended December 31, 1996 and 1995, cash dividends of $534,000 and $676,000, respectively, were paid on the Corporation's common stock.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB-NY, which provides an additional source of funds.

The Bank anticipates that it will have sufficient funds available to meet its current commitments to originate loans and to purchase mortgage-backed and investment securities. At December 31, 1996, such outstanding commitments amounted to $2.0 million. Certificates of deposit scheduled to mature in one year or less, at December 31, 1996, totaled $213.7 million. Management believes that a significant portion of such deposits will remain with the Bank.

The Bank is subject to regulatory capital requirements mandated by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is required to maintain minimum regulatory capital ratios, defined by the FDIC as risk-based ratio capital (Tier 1 and Total) and leverage ratio capital. The following table presents the minimum capital requirement ratios and the actual ratios as of December 31, 1996:



                                  Requirement         Actual       Excess
                                  ---------------------------------------
         Risk-based Capital
                Tier 1               4.00%            24.42%       20.42%
                Total                8.00%            25.67%       17.67%

         Leverage ratio              4.00%             7.29%        3.29%

                       PULSE BANCORP, INC. AND SUBSIDIARY

                                     Part II


ITEM 1.  Legal Proceedings
--------------------------

          As indicated under "Item 3. Legal Proceedings" of the Registrant's Form 10-K for the year ended September 30, 1996, the Registrant and its subsidiary, Pulse Savings Bank, had filed claims under their malpractice insurance coverage to recover losses associated with fictitious bridge loans, and a trial date of January 13, 1997 had been established for the litigation. At the court proceeding on January 13, 1997, the trial was postponed until March 17, 1997. The case is a civil action in the Superior Court of New Jersey Law Division, Middlesex County under the name Pulse Bancorp, Inc. et al. v. Estate of Stephen J. Domenichetti et al. In addition to postponing the trial, the judge provided the defendants three weeks, until no later than February 5, 1997, to submit an expert's report on the issues of legal malpractice and accounting malpractice. In addition, the judge ordered that a settlement conference be held on February 19, 1997. On February 4, 1997, the Bank was notified that the trial was further postponed until April 14, 1997 due to a scheduling conflict with the defendant's attorney.


ITEM 2.  Changes in Securities
------------------------------

          Not applicable.


ITEM 3.  Defaults Upon Senior Securities
----------------------------------------

          Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

          At the annual stockholders' meeting held on January 23, 1997, the following matters were submitted to the stockholders:

          A. Election of three directors:
                                                      Votes           Votes
                                                       For           Withheld
                   (i)Mr. Benjamin S. Konopacki     2,198,406          98.5
                  (ii)Mr. George T. Hornyak,Jr.     2,193,006          98.2
                 (iii)Mr. Edwin A. Kolodziej        2,199,006          98.5

          The following directors' terms of office as a director continued after the meeting:

                      Mr. Joseph Chadwick
                      Mr. Wayne A. Kronowski
                      Mr. Edwin A. Roginski

     B. The appointment of KPMG Peat Marwick LLP as independent auditors for the registrant's 1997 fiscal year was ratified.

     2,154,154 votes in favor; 75,558 against; 2400 abstaining

ITEM 5.  Other Materially Important Events
------------------------------------------

          Not applicable


ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

          A Form 8-K (Item 5), dated January 13, 1997, was filed on January 22, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  PULSE BANCORP, INC

Date: February 4, 1997        By: /s/ George T. Hornyak, Jr.
      ----------------            --------------------------
                                  George T. Hornyak, Jr.
                                  President
                                  Chief Executive Officer
                                  (Duly Authorized Officer)


Date: February 4, 1997         By: /s/ Thomas B. Konopacki
      ----------------            ------------------------
                                  Thomas B. Konopacki
                                  Executive Vice President
                                  Chief Financial Officer