Form 10-Q
period 1997-03-31
PULSE BANCORP INC
filed 1997-05-14
CIK 857559

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

(Mark One)
  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934
For the quarterly period ended        March 31, 1997
                               ------------------------------------------------

                                  OR

  X     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----    EXCHANGE ACT OF 1934
For the transition period from                         to
                                ---------------------      --------------------

                      Commission File Number             0-18764
                                              ------------------------


                               PULSE BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       NEW JERSEY                                               22-3016360
--------------------------------------------------------------------------------
(State or other  jurisdiction of incorporation                 (IRS Employer
or  organization)                                           Idenitification No.)



6 JACKSON ST., SOUTH RIVER, N.J.                                08882
-------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)



Registrant's telephone number, including area code          908-257-2400
                                                  ------------------------------


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
                      Yes           X                         No
                             --------------                       --------------

The  number of shares  outstanding  of each of the  issuer's  classes  of common
stock, as of the latest practicable date       May 2, 1997
                                           -------------------

                      CLASS                         OUTSTANDING
                      -----                         -----------
           $1.00 par value common stock          3,067,048 Shares

                         PULSE BANCORP, INC. AND SUBSIDIARIES



                                        Index


                                                                             Page Number

PART I - CONSOLIDATED  FINANCIAL INFORMATION

          Consolidated Statements of Financial Condition at September 30,
          1996 and March 31, 1997 (unaudited)                                      1

          Consolidated Statements of Income for the Three and Six Months
          Ended March 31, 1996  and 1997 (unaudited)                               2

          Consolidated Statements of Cash Flows for the Six Months Ended
          March 31, 1996 and 1997 (unaudited)                                      3

          Notes to Consolidated Financial Statements                             4-6

          Managements Discussion and Analysis of Financial Condition and
          Results of Operations                                                 7-11


PART II - OTHER INFORMATION                                                       12

          SIGNATURES                                                              13


                      PULSE BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                                            September 30,      March 31,
                                                                                                1996             1997
ASSETS                                                                                                        (Unaudited)
------                                                                                     -------------------------------
Cash and amounts due from depository institutions ......................................   $   4,249,883    $   4,069,233
Federal funds sold .....................................................................         500,000        4,900,000
                                                                                           -------------------------------
    Total cash and cash equivalents ....................................................       4,749,883        8,969,233

Investment securities held to maturity; estimated fair value of
  $103,192,000 and $105,814,000, respectively ..........................................     105,549,457      108,549,373
Mortgage backed securities held to maturity, net; estimated fair
  value of $162,617,000 and $176,348,000, respectively .................................     164,091,984      178,077,203
Investment securities available for sale ...............................................      39,054,697       39,087,890
Mortgage-backed securities available for sale ..........................................      40,255,064       42,290,819
Loans receivable, net ..................................................................     134,547,804      126,339,199
Premises & equipment, net ..............................................................       1,235,135        1,219,826
Real estate owned, net .................................................................       2,232,624          195,300
Federal Home Loan Bank of New York stock, at cost ......................................       2,543,100        2,775,500
Interest receivable ....................................................................       4,527,354        4,737,889
Other assets ...........................................................................       3,712,747        3,694,117
                                                                                           -------------------------------
     Total assets.......................................................................    $502,499,849    $ 515,936,349
                                                                                           ===============================

LIABILITIES AND
---------------
   STOCKHOLDERS' EQUITY
   --------------------
Liabilities:
Deposits................................................................................    $394,580,611    $ 409,706,387
Borrowings .............................................................................      64,275,000       62,550,000
Advance payments by borrowers for taxes & insurance ....................................         628,243          645,895
Other liabilities ......................................................................       4,557,461        2,805,202
                                                                                           -------------------------------
     Total liabilities .................................................................     464,041,315      475,707,484
                                                                                           -------------------------------

Stockholders' Equity:
Preferred stock; authorized 5,000,000 shares; issued and
   outstanding - none ..................................................................              --               --
Common stock; par value $1.00; authorized 10,000,000 shares;
   4,111,958 shares issued and 3,049,878 outstanding and
   4,123,128 shares issued and 3,061,048 outstanding,
   respectively ........................................................................       4,111,958        4,123,128
Paid in capital in excess of par value .................................................      12,105,541       12,182,581
Retained earnings- substantially restricted ............................................      39,147,609       40,840,945
Unrealized loss on securities available for sale, net of tax ...........................        (229,074)        (240,289)
Treasury Stock; at cost; 1,062,080 common shares, respectively .........................     (16,677,500)     (16,677,500)
                                                                                           -------------------------------
     Total stockholders' equity ........................................................      38,458,534       40,228,865
                                                                                           -------------------------------
     Total liabilities and stockholders' equity.........................................    $502,499,849    $ 515,936,349
                                                                                           ===============================

See accompanying notes to consolidated financial statements.

                      PULSE BANCORP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                   Three Months Ended        Six Months Ended
                                                                --------------------------------------------------
                                                                         March 31,                 March 31,
                                                                --------------------------------------------------
                                                                    1996         1997        1996         1997
                                                                --------------------------------------------------
Interest income:
   Loans .....................................................  $3,007,228   $2,788,005   $6,024,176   $5,707,892
   Mortgage-backed securities.................................   2,962,497    3,586,640    5,797,071    6,940,531
   Investments and other interest-earning assets..............   1,887,293    2,640,485    3,880,289    5,209,609
                                                                ----------   ----------   ----------   ----------
      Total interest income...................................   7,857,018    9,015,130   15,701,536   17,858,032
                                                                ----------   ----------   ----------   ----------

Interest expense:
   Deposits...................................................   4,451,551    4,576,517    8,974,080    9,101,957
                                                                ----------   ----------   ----------   ----------
   Borrowings.................................................           -      929,246           -     1,890,889
      Total interest expense..................................   4,451,551    5,505,763    8,974,080   10,992,846
                                                                ----------   ----------   ----------   ----------

Net interest income...........................................   3,405,467    3,509,367    6,727,456    6,865,186
                                                                ----------   ----------   ----------   ----------
Net interest income after provision for loan losses...........   3,405,467    3,509,367    6,727,456    6,865,186
                                                                ----------   ----------   ----------   ----------

Non-interest income:
   Other fees and service charges on loans....................      59,097       62,524      116,173      143,256
   Income (expense) from real estate operations...............       8,404      (13,255)       3,300       77,311
   Miscellaneous..............................................      15,204       13,344       51,914       43,033
                                                                ----------   ----------   ----------   ----------
      Total non-interest income...............................      82,705       62,613      171,387      263,600
                                                                ----------   ----------   ----------   ----------

Non-interest expenses:
   Salaries and employee benefits.............................     590,215      671,098    1,185,233    1,324,797
   Occupancy expense..........................................      82,419       74,915      153,385      151,662
   Equipment expense..........................................     145,045      150,230      276,438      281,423
   Advertising................................................      72,624       99,357      132,981      194,064
   Federal deposit insurance premium..........................     222,655       63,312      449,007      240,156
   Miscellaneous..............................................     275,033      284,560      526,501      607,533
                                                                ----------   ----------   ----------   ----------
      Total non-interest expenses.............................   1,387,991    1,343,472    2,723,545    2,799,635
                                                                ----------   ----------   ----------   ----------

Income before income taxes....................................   2,100,181    2,228,508    4,175,298    4,329,151
Income taxes..................................................     755,000      798,000    1,506,634    1,566,372
                                                                ----------   ----------   ----------   ----------
      Net income..............................................  $1,345,181   $1,430,508   $2,668,664   $2,762,779
                                                                ==================================================

Net income per common share and common stock equivalents......  $     0.34   $     0.45   $     0.67   $     0.88
                                                                ==================================================

Dividends per common share....................................  $    0.175   $    0.175   $     0.35   $     0.35
                                                                ==================================================

Weighted average number of common shares and common
   stock equivalents outstanding..............................   3,955,549    3,148,444    3,954,565    3,136,650
                                                                ==================================================

See accompanying notes to consolidated financial statements.

                      PULSE BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                                                             Six Months Ended
                                                                                                  March 31,
                                                                                  -----------------------------------------
                                                                                       1996                        1997
                                                                                  -----------------------------------------
Cash flows from operating activities:
  Net income ..................................................................   $  2,668,664                $  2,762,779
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation of premises and equipment ....................................         68,710                      74,622
    Provision for losses on real estate owned .................................         76,000                      32,850
    Amortization of premiums, discounts and fees, net .........................       (119,342)                    (77,046)
    Gain on sale of real estate owned .........................................        (62,462)                   (119,141)
    Decrease (increase) in interest receivable ................................        536,982                    (210,535)
    (Increase) decrease in other assets .......................................       (162,097)                     18,630
    (Decrease) increase in other liabilities ..................................       (165,676)                  1,752,259
                                                                                  -----------------------------------------
      Net cash provided by operating activities ...............................      2,840,779                   4,234,418
                                                                                  -----------------------------------------

Cash flows from investing activities:
    Proceeds from maturities and calls of investment securities held to maurity     53,000,000                   7,002,500
    Purchase of investment securities held to maturity ........................    (48,979,670)                (10,000,000)
    Purchase of mortgage-backed securities held to maturity ...................    (25,507,350)                (23,838,620)
    Purchase of mortgage-backed securities available for sale .................             --                  (4,940,719)
    Principal repayments on mortgage-backed securities held to maturity .......     10,669,731                   9,839,918
    Principal repayments on mortgage-backed securities available for sale .....      1,686,777                   2,626,241
    Net decrease in loans receivable ..........................................      2,429,079                   4,818,014
    Additions to premises and equipment .......................................        (65,996)                    (59,313)
    Proceeds from sale of real estate owned ...................................        868,762                   2,332,115
    Purchase of Federal Home Loan Bank of New York Stock ......................         (2,900)                   (232,400)
                                                                                  -----------------------------------------
      Net cash used in investing activities ...................................     (5,901,567)                (12,452,264)
                                                                                  -----------------------------------------

Cash flows from financing activities:
    Net increase in deposits ..................................................      5,206,486                  15,125,776
    Net decrease in borrowings ................................................             --                  (1,725,000)
    Decrease in advance payments by borrowers
      for taxes and insurance .................................................        132,138                      17,652
    Issuance of common stock ..................................................        313,402                      88,210
    Cash dividends paid .......................................................     (1,356,125)                 (1,069,442)
                                                                                  -----------------------------------------
      Net cash provided by financing activities ...............................      4,295,901                  12,437,196
                                                                                  -----------------------------------------

Net increase in cash and cash equivalents .....................................      1,235,113                   4,219,350
Cash and cash equivalents - beginning .........................................      8,761,510                   4,749,883
                                                                                  -----------------------------------------
Cash and cash equivalents - ending ............................................   $  9,996,623                $  8,969,233
                                                                                  =========================================

Supplemental schedule of non-cash investing activities:
      Transfer of loans receivable to real estate owned .......................   $    628,000                $    208,500
                                                                                  =========================================
      Transfer of mortgage-backed securities and investments held to
        maturity to available for sale ........................................   $ 58,764,618                          --
                                                                                  =========================================
Cash paid during the period for:
      Income taxes ............................................................   $  1,255,000                $    300,000
                                                                                  =========================================
      Interest ................................................................   $  8,987,738                $ 10,987,659
                                                                                  =========================================

See accompanying notes to consolidated financial statements

                      PULSE BANCORP, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements

1. PRINCIPLES OF CONSOLIDATION
------------------------------
The consolidated financial statements include the accounts of Pulse Bancorp, Inc. (the "Corporation") and its wholly owned subsidiaries, Pulse Savings Bank, Pulse Insurance Services, Pulse Real Estate, and Pulse Investment, Inc. The Corporation's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation

2. BASIS OF PRESENTATION
------------------------
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements, have been included. The results of operations for the six months ended March 31, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year.

3. LOANS RECEIVABLE, NET
------------------------

                                                                                         September 30,     March 31,
                                                                                              1996           1997
                                                                                          ---------------------------
Real Estate Mortgage:
   One-to-four family .................................................................   $ 65,509,636   $ 66,627,928
   Multi family .......................................................................     28,190,149     20,099,633
   Commercial .........................................................................     29,882,549     28,671,137
                                                                                          ---------------------------
                                                                                           123,582,334    115,398,698
                                                                                          ---------------------------

Construction Loans ....................................................................        125,000        195,000

Consumer:
   Home equity ........................................................................     13,543,650     13,281,936
   Passbook or certificate ............................................................        184,185        229,679
                                                                                          ---------------------------
                                                                                            13,727,835     13,511,615
                                                                                          ---------------------------
        Total loans ...................................................................    137,435,169    129,105,313
                                                                                          ---------------------------

Less: Allowance for loan losses .......................................................      2,458,777      2,357,396
         Deferred loan fees and discounts .............................................        428,588        408,718
                                                                                          ----------------------------
                                                                                             2,887,365      2,766,114
                                                                                          ----------------------------
                                                                                          $134,547,804   $126,339,199
                                                                                          ============================


An analysis of the allowance for loan losses is as follows:        Six Months Ended
                                                                       March 31,
                                                                -----------------------
                                                                  1996         1997
                                                                  ----         ----
           Balance-beginning..................................  $2,603,852   $2,458,777
           Provisions charged to operations...................           -            -
           Losses charged to allowance........................     (85,152)    (101,381)
           Balance-ending.....................................  $2,518,700   $2,357,396

                      PULSE BANCORP, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements



4. INVESTMENT SECURITIES
------------------------

                                                         September 30, 1996
                                     -------------------------------------------------------------
                                                       Gross              Gross       Estimated
                                       Carrying     Unrealized         Unrealized        Fair
Held To Maturity                         Value         Gains             Losses          Value
                                     -------------------------------------------------------------
U.S. Government (including agencies) $104,949,486   $    104,420      $2,483,349     $102,570,557
Obligations of state and political
    subdivisions                          599,971         21,789              --          621,760
                                     -------------------------------------------------------------
                                     $105,549,457   $    126,209      $2,483,349     $103,192,317
                                     =============================================================

Available For Sale
U.S. Government Agency Debentures    $ 39,813,748   $     12,500      $  771,551     $ 39,054,697
                                     -------------------------------------------------------------
                                     $ 39,813,748   $     12,500      $  771,551     $ 39,054,697
                                     =============================================================


                                                              March 31, 1997
                                          ---------------------------------------------------------
                                                            Gross         Gross        Estimated
                                            Carrying      Unrealized    Unrealized        Fair
Held To Maturity                              Value         Gains         Losses          Value
                                          ---------------------------------------------------------
U.S. Government (including agencies)      $107,951,889     $41,996      $2,799,877    $105,194,008
Obligations of state and political             597,484      22,276                        $619,760
    subdivisions
                                          ---------------------------------------------------------
                                          $108,549,373     $64,272      $2,799,877    $105,813,768
                                          =========================================================

Available For Sale
U.S. Government Agency Debentures          $39,823,787     $43,800      $  779,697    $ 39,087,890
                                          ---------------------------------------------------------
                                           $39,823,787     $43,800      $  779,697    $ 39,087,890
                                          =========================================================

                      PULSE BANCORP, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements


5. MORTGAGE-BACKED SECURITIES
-----------------------------

                                                                           September 30, 1996
                                                       ----------------------------------------------------------
                                                                           Gross         Gross       Estimated
                                                          Carrying       Unrealized    Unrealized       Fair
Held To Maturity                                            Value          Gains         Losses         Value
----------------                                       ----------------------------------------------------------

Government National Mortgage Association               $ 67,075,905     $  743,542   $    194,683   $ 67,624,764
Federal Home Loan Mortgage Corporation                   39,159,809        174,932        402,384     38,932,357
Federal National Mortgage Association                    21,470,218         95,144   $    603,746     20,961,616
Collateralized mortgage obligations                      36,386,052         10,191   $  1,298,317     35,097,926
                                                       ----------------------------------------------------------
                                                       $164,091,984     $1,023,809   $  2,499,130   $162,616,663
                                                       ==========================================================
Available For Sale
GNMA ARMs                                              $ 39,848,435     $  406,629   $         --   $ 40,255,064
                                                       ----------------------------------------------------------
                                                       $ 39,848,435     $  406,629   $         --   $ 40,255,064
                                                       ==========================================================



                                                                             March 31, 1997
                                                      -----------------------------------------------------------
                                                                         Gross          Gross         Estimated
                                                          Carrying     Unrealized     Unrealized         Fair
Held To Maturity                                            Value         Gains          Losses          Value
                                                      -----------------------------------------------------------
Government National Mortgage Association               $ 68,759,079   $    638,162   $     30,686   $ 69,366,555
Federal Home Loan Mortgage Corporation                   40,955,202        118,645        569,719     40,504,128
Federal National Mortgage Association                    32,474,041         56,663   $    772,397     31,758,307
Collateralized mortgage obligations                      35,888,882          8,455   $  1,178,818     34,718,519
                                                       ----------------------------------------------------------
                                                       $178,077,204   $    821,925   $  2,551,620   $176,347,509
                                                       ==========================================================
Available For Sale
GNMA ARMs                                              $ 36,983,845   $    435,867   $         --   $ 37,419,712
FHLMC fixed                                               4,940,751   $         --         69,639      4,871,112
                                                       ----------------------------------------------------------
                                                       $ 41,924,596   $    435,867   $     69,639   $ 42,290,824
                                                       ==========================================================


6. NET INCOME PER COMMON SHARE

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Corporation's assets at March 31, 1997 totaled $515.9 million, which represents an increase of $13.4 million or 2.67% when compared with $502.5 million at September 30, 1996. Total deposits at March 31, 1997 increased $15.1 million or 3.83% to $409.7 million when compared with $394.6 million at September 30, 1996. Investment securities held to maturity increased $3.0 million or 2.84% to $108.5 million at March 31, 1997 when compared with $105.6 million at September 30, 1996. Investment securities available for sale were $39.1 million at both March 31, 1997 and Sept. 30, 1996, respectively. Mortgage-backed securities held to maturity increased by $14.0 million or 8.52% to $178.1 million at March 31, 1997 when compared to $164.1 million at September 30, 1996. The increase in mortgage-backed securities held to maturity was primarily due to the purchase of $23.8 million, which more than offset principal repayments of $9.8 million. Mortgage-backed securities available for sale increased $2.0 million or 5.06% to $42.3 million at March 31, 1997 compared to $40.3 million at September 30, 1996. Loans receivable decreased $8.2 million or 6.10% to $126.3 million at March 31, 1997 when compared to $134.6 million at September 30, 1996. The decrease was a result of loan principal repayments of $17.3 million and the transfer of $208,000 of loans to real estate owned, which more than offset loan originations totaling $9.2 million. Other liabilities decreased by $1.8 million or 38.5% to $2.8 million at March 31, 1997 compared to $4.6 million at September 30, 1996. The decrease was primarily due to the FDIC's one-time special insurance assessment of $2.6 million that the Bank paid in November.

Other assets decreased by $19,000 or 2.67% during the six months ended March 31, 1997. Real estate owned, which consists of real estate acquired in settlement of loans, totaled $195,000 and $2.2 million at March 31, 1997 and September 30, 1996, respectively. The decrease was a direct result of sales of real estate owned that generated proceeds of $2.3 million and gains on such sales of $119,000, which more than offset the transfer of $208,000 of loans to other real estate owned during the period. Stockholders' equity amounted to $40.2 million and $38.5 million at March 31, 1997 and September 30, 1996, respectively.


Results of operations for three months ended March 31, 1997 and 1996

Net income increased $85,000 or 6.34% to $1.43 million for the three months ended March 31, 1997 compared to $1.35 million for the same 1996 period. The increase was attributable to an increase in interest income along with a decrease in non-interest expense, which more than offset an increase in interest expense and a decrease in non-interest income. Interest income on loans during the three months ended March 31, 1997 decreased $219,000 or 7.29% to $2.8 million when compared to $3.0 million during the same 1996 period. The decrease during the 1997 period resulted from a decrease in the average balance of loans outstanding, along with a decrease in the average yield on the loan portfolio. Interest on mortgage-backed securities increased by $624,000 or 21.07% during the three months ended March 31, 1997 when compared with the same 1996 period as a result of increased balances. Interest earned on investments and other interest-earning assets increased $753,000 or 39.91% to $2.6 million during the three months ended March 31, 1997 when compared to $1.9 million during the same 1996 period. The increase during the 1997 period resulted primarily from an increase in the average balance of investments and other interest-earning assets outstanding.

Interest on deposits increased $124,000 or 2.81% to 4.58 million for the three months ending March 31, 1997 compared to $4.45 million during the same 1996 period. Interest on borrowings was $929,000 for the three months ended March 31, 1997 compared with $-0- for the same 1996 period. During 1997 the Bank utilized securities sold under repurchase agreements to fund its asset growth strategy.

During the three months ended March 31, 1997 and 1996 the Bank did not make any provisions for loan losses. Although no provisions were made, as management believes the levels of reserves were adequate, no assurances can be made that future increases to the reserve will not be necessary. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of loan activity. At March 31, 1997 and September 30, 1996, the Bank's non-performing loans, which includes loans delinquent 90 days or more, totaled $1.6 million and $1.8 million, respectively. Furthermore, the level of loan delinquencies less than 90 days declined to $3.5 million at March 31, 1997 compared to $3.8 million at September 30, 1996. The allowance for loan losses amounted to $2.4 million or 1.86% of total loans at March 31, 1997 and $2.5 million or 1.79% of total loans at September 30, 1996.

Non-interest income decreased $20,000 or 24.29% to $63,000 during the three months ended March 31, 1997 when compared with $83,000 during the same 1996 period. The decrease during the 1997 period resulted from decreases in income from real estate operations and miscellaneous income of $21,000 and 2,000, respectively, and was somewhat offset by an increase in income from other fees and service charges on loans of $3,000.

Non-interest expenses decreased $45,000 or 3.21% to $1.34 million during the three months ended March 31, 1997 when compared with $1.39 million during the same 1996 period. During the three months ended March 31, 1997, FDIC deposit insurance, and occupany expense decreased by $159,000 and 8,000, respectively. The large decrease in FDIC insurance expense was a direct result of the lower insurance premiums that took effect January 1, 1997 due to the recapitalization of the SAIF insurance fund. Salaries and employee benefits, advertising, equipment, and miscellaneous expenses increased by $81,000, 27,000, $5,000, and 9,000, respectively..

Income tax expense totaled $798,000 and $755,000 during the three months ended March 31, 1997 and 1996, respectively. The increase during the 1997 period resulted primarily from the increase in income before income taxes.


Results of operations for six months ended March 31, 1997 and 1996

Net income increased $94,000 or 3.53% to $2.76 million for the six months ended March 31, 1997 compared to $2.67 million for the same 1996 period. The increase was attributable to an increase in interest income and non-interest income, which more than offset increases in interest expense and non-interest expense. Interest income on loans during the six months ended March 31, 1997 decreased $316,000 or 5.25% to $5.7 million when compared to $6.0 million during the same 1996 period. The decrease during the 1997 period resulted from a decrease in the average balance of loans outstanding, . Interest on mortgage-backed securities increased by $1.1 million or 19.72% during the six months ended March 31, 1997 when compared with the same 1996 period as a result of increased balances. Interest earned on investments and other interest-earning assets increased $1.3 million or 34.26% to $5.2 million during the six months ended March 31, 1997 when compared to $3.9 million during the same 1996 period.

The increase during the 1997 period resulted primarily from an increase in the average balance of investments and other interest-earning assets outstanding.


Interest on deposits increased $128,000 or 1.42% to $9.1 million for the six months ending March 31, 1997 compared to $9.0 million during the same 1996 period. Interest on borrowings was $1.9 million for the six months ended March 31, 1997 compared with $-0- for the same 1996 period. During 1997 the Bank utilized securities sold under repurchase agreements to fund its asset growth strategy.

During the six months ended March 31, 1997 and 1996 the Bank did not make any provisions for loan losses. Although no provisions were made, as management believes the levels of reserves were adequate, no assurances can be made that future increases to the reserve will not be necessary. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of loan activity. At March 31, 1997 and September 30, 1996, the Bank's non-performing loans, which includes loans delinquent 90 days or more, totaled $1.6 million and $1.8 million, respectively. Furthermore, the level of loan delinquencies less than 90 days declined to $3.5 million at March 31, 1997 compared to $3.8 million at September 30, 1996. The allowance for loan losses amounted to $2.4 million or 1.86% of total loans at March 31, 1997 and $2.5 million or 1.79% of total loans at September 30, 1996.

Non-interest income increased $92,000 or 53.80% to $264,000 during the six months ended March 31, 1997 when compared with $171,000 during the same 1996 period. The increase during the 1997 period resulted from increases in income from real estate operations and other fees and service charges on loans of $74,000 and 27,000, respectively, and was somewhat offset by a decrease in miscellaneous income of $9,000.

Non-interest expenses increased $76,000 or 2.79% to $2.80 million during the six months ended March 31, 1997 when compared with $2.72 million during the same 1996 period. During the six months ended March 31, 1997 salaries and employee benefits, advertising, equipment, and miscellaneous expenses increased by $139,000, $61,000, $5,000 and $81,000, respectively. FDIC deposit insurance premium and occupancy expenses decreased by $209,000 and $2,000, respectively. The large decrease in FDIC insurance expense was a direct result of the lower insurance premiums as a result of the recapitalization of the SAIF insurance fund.

Income tax expense totaled $1.57 million and $1.51 million during the six months ended March 31, 1997 and 1996, respectively. The increase during the 1997 period resulted primarily from the increase in income before income taxes.


Liquidity and Capital Resources

Liquidity is a measurement of the Bank's ability to generate sufficient cash flow, in order to meet all current and future financial obligations and commitments as they arise. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayments of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives. The Bank's primary sources of funds are deposits, amortization and prepayments of loan and mortgage- backed securities principal, maturities of investment securities, and funds provided by operations and short and medium term borrowings. While scheduled loan amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Bank invests its excess funds in federal funds and overnight deposits with the FHLB-NY which provides liquidity to meet lending requirements. Federal funds sold at March 31, 1997 and September 30, 1996 totaled $4.9 million and $0.5 million, respectively. The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. These activities are summarized as follows:



                                           Six months ended March 31,
                                           --------------------------
                                               1996       1997
                                               ---------------
                                                (In Thousands)

Cash and cash equivalents- beginning         $  8,762    $  4,750
                                             --------------------

Operating activities:
  Net income                                    2,669       2,763
  Adjustments to reconcile net
  income to net cash provided
   by operating activities                        172       1,471

Net cash provided by operating activities       2,841       4,234
                                             --------------------

Net cash used in investing activities          (5,902)    (12,452)
Net cash  provided by financing activities      4,296      12,437
                                             --------------------
Net increase in cash and
          cash equivalents                      1,235       4,219
                                             --------------------
Cash and cash equivalents- ending            $  9,997    $  8,969
                                             ====================

Cash was generated by operating activities during the 1997 and 1996 periods. The primary source of cash from operating activities during both periods was net income. The primary sources and uses of investing activity of the Bank are proceeds from net maturities and repayments and the purchase of investment and mortgage-backed securities, net loan activity and from borrowing. Net loans decreased $8.2 million during the six months ended March 31, 1997 compared to a decrease of $3.1 million during the same 1995 period. During the six months ended March 31, 1997 and 1996, purchases of mortgage-backed securities held to maturity totaled $23.8 million and $25.5 million, respectively, and principal repayments totaled $9.8 million and $10.7 million, respectively. During the six months ended March 31, 1997 and 1996, purchases of investment securities held to maturity totaled $7.0 million and $53.0 million, respectively, and maturities and calls totaled $10.0 million and $49.0 million, respectively. In addition to funding new loan production and the purchase of investment and mortgage-backed securities through operations and financing activities, these activities were also funded by principal repayments on existing loans and mortgage-backed securities and also through short and medium term borrowings.

The primary source of financing activities during the 1997 and 1996 periods was from an increase in deposits outstanding amounting to $15.1 million and $5.2 million, respectively. During the six months ended March 31, 1997 and 1996, cash dividends of $1.07 million and $1.36 million, respectively, were paid on the Corporation's common stock.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB-NY, which provides an additional source of funds.

The Bank anticipates that it will have sufficient funds available to meet its current commitments to originate loans and to purchase mortgage-backed and investment securities. At March 31, 1997, such outstanding commitments amounted to $3.3 million. Certificates of deposit scheduled to mature in one year or less, at March 31, 1997, totaled $219.1 million. Management believes that a significant portion of such deposits will remain with the Bank.

The Bank is subject to regulatory capital requirements mandated by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is required to maintain minimum regulatory capital ratios, defined by the FDIC as risk-based ratio capital (Tier 1 and Total) and leverage ratio capital. The following table presents the minimum capital requirement ratios and the actual ratios as of March 31, 1997:



                                        Requirement         Actual       Excess
        Risk-based Capital              -----------         ------       ------
                      Tier 1                4.00%            25.71%       21.71%
                      Total                 8.00%            26.96%       18.96%

              Leverage ratio                4.00%             7.31%        3.31%

                          PULSE BANCORP, INC. AND SUBSIDIARY

                                            Part II


ITEM 1.  Legal Proceedings
--------------------------

          As indicated under "Item 1. Legal Proceedings" of the Registrant's Form 10-Q for the quarter ended December 31, 1996, the Registrant and its subsidiary, Pulse Savings Bank, had filed claims under their malpractice insurance coverage to recover losses associated with fictitious bridge loans, and a trial date of April 14, 1997 had been established for the litigation. The trial was indefinitely postponed by the presiding judge and a settlement is actively being pursued in case management negotiations.


ITEM 2.  Changes in Securities
------------------------------

          Not applicable.


ITEM 3.  Defaults Upon Senior Securities

          Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

          Information concerning the January 23, 1997 stockholders annual meeting was disclosed in the Form 10-Q for the quarter ended December 31, 1996.


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




                                  PULSE BANCORP, INC

Date:   5/2/97                 By:/s/ George T. Hornyak, Jr.
      -----------                 --------------------------------------
                                  George T. Hornyak, Jr.
                                  President
                                  Chief Executive Officer
                                  (Duly Authorized Officer)


Date:   5/2/97                 By:/s/ Thomas B. Konopacki
      -----------                 --------------------------------------
                                  Thomas B. Konopacki
                                  Executive Vice President
                                  Chief Financial Officer