Form 10-Q
period 1997-06-30
PULSE BANCORP INC
filed 1997-08-11
CIK 857559

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
     X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----------
             EXCHANGE ACT OF 1934
For the quarterly period ended                 June 30, 1997
                               ------------------------------------------------

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----------- EXCHANGE ACT OF 1934
For the transition period from                       to
                              -----------------------   ----------------------

                           Commission File Number            0-18764
                                                  --------------------------


                               PULSE BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             NEW   JERSEY                                  22-3016360
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)



6 JACKSON ST., SOUTH RIVER, N.J.                              08882
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)



Registrant's telephone number, including area code          908-257-2400
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
                                Yes     X                    No
                                   -----------                 -----------
The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date August 5, 1997

                    CLASS                        OUTSTANDING
                    -----                        -----------
        $1.00 par value common stock          3,080,548 Shares

                      PULSE BANCORP, INC. AND SUBSIDIARIES



                                      Index


                                                                                     Page Number

PART I - CONSOLIDATED  FINANCIAL INFORMATION

          Consolidated Statements of Financial Condition at September 30,
          1996 and June 30, 1997 (unaudited)                                              1

          Consolidated Statements of Income for the Three and Nine Months
          Ended June 30, 1996  and 1997 (unaudited)                                       2

          Consolidated Statements of Cash Flows for the Nine Months Ended
          June 30, 1996 and 1997 (unaudited)                                              3

          Notes to Consolidated Financial Statements                                    4-6

          Managements Discussion and Analysis of Financial Condition and
          Results of Operations                                                        7-11


PART II - OTHER INFORMATION                                                              12

          SIGNATURES                                                                     13




                      PULSE BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition


                                                                       September 30,      June 30,
                                                                           1996             1997
                                                                                          (Unaudited)
                                                                      ------------------------------
ASSETS
------
Cash and amounts due from depository institutions .................   $   4,249,883    $   4,665,138
Federal funds sold ................................................         500,000       14,200,000
                                                                      ------------------------------
    Total cash and cash equivalents ...............................       4,749,883       18,865,138

Investment securities held to maturity; estimated fair value of
  $103,192,000 and $101,310,000, respectively .....................     105,549,457      102,550,654
Mortgage backed securities held to maturity, net; estimated fair
  value of $162,617,000 and $172,260,000, respectively ............     164,091,984      172,403,439
Investment securities available for sale ..........................      39,054,697       39,397,990
Mortgage-backed securities available for sale .....................      40,255,064       56,081,073
Loans receivable, net .............................................     134,547,804      119,703,988
Premises & equipment, net .........................................       1,235,135        1,188,487
Real estate owned, net ............................................       2,232,624          113,400
Federal Home Loan Bank of New York stock, at cost .................       2,543,100        2,775,500
Interest receivable ...............................................       4,527,354        4,724,167
Other assets ......................................................       3,712,747        2,398,763
                                                                      ------------------------------
     Total assets .................................................   $ 502,499,849    $ 520,202,599
                                                                      ==============================


LIABILITIES AND
---------------
   STOCKHOLDERS' EQUITY
   --------------------
Liabilities:
Deposits ..........................................................   $ 394,580,611    $ 413,003,415
Borrowings ........................................................      64,275,000       60,900,000
Advance payments by borrowers for taxes & insurance ...............         628,243          706,146
Other liabilities .................................................       4,557,461        3,728,373
                                                                      ------------------------------
     Total liabilities ............................................     464,041,315      478,337,934
                                                                      ------------------------------


Stockholders' Equity:
Preferred stock; authorized 5,000,000 shares; issued and
   outstanding - none .............................................            --               --
Common stock; par value $1.00; authorized 10,000,000 shares;
   4,111,958 shares issued and 3,049,878 outstanding and
   4,132,628 shares issued and 3,070,548 outstanding,
   respectively ...................................................       4,111,958        4,132,628
Paid in capital in excess of par value ............................      12,105,541       12,236,019
Retained earnings- substantially restricted .......................      39,147,609       41,782,091
Unrealized (loss) gain on securities available for sale, net of tax        (229,074)         391,427
Treasury Stock; at cost; 1,062,080 common shares, respectively ....     (16,677,500)     (16,677,500)
                                                                      ------------------------------
     Total stockholders' equity ...................................      38,458,534       41,864,665
                                                                      ------------------------------
     Total liabilities and stockholders' equity ...................   $ 502,499,849    $ 520,202,599
                                                                      ==============================


See accompanying notes to consolidated financial statements.

                      PULSE BANCORP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                 Three Months Ended             Nine Months Ended
                                                                      June 30,                      June 30,
                                                           -----------------------------------------------------------
                                                                1996            1997           1996            1997
                                                           -----------------------------------------------------------
Interest income:
   Loans ...............................................   $  2,885,786    $  2,678,398   $  8,909,962    $  8,386,290
   Mortgage-backed securities ..........................      3,103,083       3,753,811      8,900,154      10,694,342
   Investments and other interest-earning assets .......      2,264,674       2,653,990      6,144,963       7,863,599
                                                           -----------------------------------------------------------
      Total interest income ............................      8,253,543       9,086,199     23,955,079      26,944,231
                                                           -----------------------------------------------------------
Interest expense:
   Deposits ............................................      4,388,038       4,734,047     13,362,118      13,836,004
   Borrowings ..........................................        405,499         913,435        405,499       2,804,324
                                                           -----------------------------------------------------------
      Total interest expense ...........................      4,793,537       5,647,482     13,767,617      16,640,328
                                                           -----------------------------------------------------------

Net interest income ....................................      3,460,006       3,438,717     10,187,462      10,303,903
                                                           -----------------------------------------------------------
Net interest income after provision for loan losses ....      3,460,006       3,438,717     10,187,462      10,303,903
                                                           -----------------------------------------------------------
Non-interest income:
   Other fees and service charges on loans .............         86,376          79,734        202,549         222,990
   Income (expense) from real estate operations ........        (23,828)          5,284        (20,528)         82,595
   Miscellaneous .......................................          2,695         113,079         54,609         156,112
                                                           -----------------------------------------------------------
      Total non-interest income ........................         65,243         198,097        236,630         461,697
                                                           -----------------------------------------------------------
Non-interest expenses:
   Salaries and employee benefits ......................        614,645         690,984      1,799,877       2,015,781
   Occupancy expense ...................................         58,390          55,842        211,775         207,504
   Equipment expense ...................................        123,302         132,179        399,740         413,602
   Advertising .........................................         90,653         118,927        223,634         312,991
   Federal deposit insurance premium ...................        226,277          64,591        675,285         304,747
   Miscellaneous .......................................        249,721         270,799        776,222         878,332
                                                           -----------------------------------------------------------
      Total non-interest expenses ......................      1,362,988       1,333,322      4,086,533       4,132,957
                                                           -----------------------------------------------------------
Income before income taxes .............................      2,162,261       2,303,492      6,337,559       6,632,643
Income taxes ...........................................        773,000         825,000      2,279,634       2,391,372
                                                           -----------------------------------------------------------
      Net income .......................................   $  1,389,261    $  1,478,492   $  4,057,925    $  4,241,271
                                                           ===========================================================

Net income per common share and common stock equivalents   $       0.36    $       0.47   $       1.03    $       1.35
                                                           ===========================================================

Dividends per common share .............................   $      0.175    $      0.175   $      0.525    $      0.525
                                                           ===========================================================

Weighted average number of common shares and common
   stock equivalents outstanding .......................      3,873,129       3,171,827      3,923,419       3,145,585
                                                           ===========================================================

See accompanying notes to consolidated financial statements.

                      PULSE BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                             June 30,
                                                                                   ----------------------------
                                                                                         1996           1997
                                                                                   ----------------------------
Cash flows from operating activities:
  Net income ...................................................................   $  4,057,925    $  4,241,271
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation of premises and equipment .....................................        104,334         110,973
    Provision for losses on real estate owned ..................................         76,000          32,850
    Amortization of premiums, discounts and fees, net ..........................       (157,178)        (85,115)
    Gain on sale of real estate owned ..........................................        (62,462)       (124,951)
    Increase in interest receivable ............................................       (349,668)       (196,813)
    (Increase) decrease in other assets ........................................       (178,288)      1,313,984
    Decrease in other liabilities ..............................................       (432,233)       (829,088)
                                                                                   ----------------------------
      Net cash provided by operating activities ................................      3,058,430       4,463,111
                                                                                   ----------------------------
Cash flows from investing activities:
    Proceeds from maturities and calls of investment securities held to maturity     55,000,000      13,002,500
    Purchase of investment securities held to maturity .........................    (65,951,545)    (10,000,000)
    Purchase of investment securities available for sale .......................    (10,000,000)
    Purchase of mortgage-backed securities held to maturity ....................    (40,624,538)    (35,089,594)
    Purchase of mortgage-backed securities available for sale ..................    (15,323,082)    (19,960,979)
    Principal repayments on mortgage-backed securities held to maturity ........     17,339,831      26,758,186
    Principal repayments on mortgage-backed securities available for sale ......      3,830,530       4,524,286
    Net decrease in loans receivable ...........................................        851,516      14,624,578
    Additions to premises and equipment ........................................       (131,676)        (64,325)
    Proceeds from sale of real estate owned ....................................        868,762       2,419,825
    Purchase of Federal Home Loan Bank of New York Stock .......................         (2,900)       (232,400)
                                                                                   ----------------------------
      Net cash used in investing activities ....................................    (54,143,102)     (4,017,923)
                                                                                   ----------------------------
Cash flows from financing activities:
    Net increase in deposits ...................................................      7,060,978      18,422,804
    Net decrease in borrowings .................................................     65,368,256      (3,375,000)
    Increase in advance payments by borrowers
      for taxes and insurance ..................................................        193,703          77,903
    Issuance of common stock ...................................................        313,402         151,148
    Purchase of treasury stock .................................................    (14,975,000)
    Cash dividends paid ........................................................     (1,889,766)     (1,606,788)
                                                                                   ----------------------------
      Net cash provided by financing activities ................................     56,071,573      13,670,067
                                                                                   ----------------------------
Net increase in cash and cash equivalents ......................................      4,986,901      14,115,255
Cash and cash equivalents - beginning ..........................................      8,761,510       4,749,883
                                                                                   ----------------------------
Cash and cash equivalents - ending .............................................   $ 13,748,411    $ 18,865,138
                                                                                   ============================
Supplemental schedule of non-cash investing activities:
      Transfer of loans receivable to real estate owned ........................   $    742,000    $    208,500
                                                                                   ============================
      Transfer of mortgage-backed securities and investments held to
        maturity to available for sale .........................................   $ 58,764,618            --
                                                                                   ============================
Cash paid during the period for:
      Income taxes .............................................................   $  1,875,000    $  1,000,000
                                                                                   ============================
      Interest .................................................................   $ 13,419,648    $ 16,580,635
                                                                                   ============================

See accompanying notes to consolidated financial statements

                      PULSE BANCORP, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements

1. PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Pulse Bancorp, Inc. (the "Corporation") and its wholly owned subsidiaries, Pulse Savings Bank, Pulse Insurance Services, Pulse Real Estate, and Pulse Investment, Inc. The Corporation's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation

2. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements, have been included. The results of operations for the nine months ended June 30, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year.

3. LOANS RECEIVABLE, NET
------------------------

                                                                                          September 30,       June 30,
                                                                                               1996             1997
                                                                                          ------------------------------
Real Estate Mortgage:
   One-to-four family .................................................................   $  65,509,636    $  68,261,779
   Multi family .......................................................................      28,190,149       16,582,041
   Commercial .........................................................................      29,882,549       23,077,846
                                                                                          ------------------------------
                                                                                            123,582,334      107,921,666
                                                                                          ------------------------------

Construction Loans ....................................................................         125,000          332,190

Consumer:
   Home equity ........................................................................      13,543,650       14,013,311
   Passbook or certificate ............................................................         184,185          192,006
                                                                                          ------------------------------
                                                                                             13,727,835       14,205,317
                                                                                          ------------------------------
        Total loans ...................................................................     137,435,169      122,459,173
                                                                                          ------------------------------
Less: Allowance for loan losses .......................................................       2,458,777        2,357,396
         Deferred loan fees and discounts .............................................         428,588          397,789
                                                                                          ------------------------------
                                                                                              2,887,365        2,755,185
                                                                                          ------------------------------
                                                                                          $ 134,547,804    $ 119,703,988
                                                                                          ==============================


An analysis of the allowance for loan losses is as follows:

                                                                                                Nine Months Ended
                                                                                                       June 30,
                                                                                          ------------------------------
                                                                                                1996             1997
                                                                                          -------------    -------------
                     Balance-beginning ................................................   $   2,603,852    $   2,458,777
                     Provisions charged to operations .................................            --               --
                     Losses charged to allowance ......................................         (98,628)        (101,381)
                                                                                          ------------------------------
                     Balance-ending ...................................................   $   2,505,224    $   2,357,396
                                                                                          ==============================


                      PULSE BANCORP, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements



4. INVESTMENT SECURITIES
------------------------

                                                                        September 30, 1996
                                                    ---------------------------------------------------------
                                                          Gross         Gross       Estimated
                                                        Carrying     Unrealized    Unrealized         Fair
                                                         Value          Gains         Losses          Value
                                                    ---------------------------------------------------------
Held To Maturity
U.S. Government (including agencies)                $104,949,486   $    104,420   $  2,483,349   $102,570,557
Obligations of state and political
    subdivisions                                         599,971         21,789           --          621,760
                                                    ---------------------------------------------------------
                                                    $105,549,457   $    126,209   $  2,483,349   $103,192,317
                                                    =========================================================
Available For Sale
U.S. Government Agency Debentures                   $ 39,813,748   $     12,500   $    771,551   $ 39,054,697
                                                    ---------------------------------------------------------
                                                    $ 39,813,748   $     12,500   $    771,551   $ 39,054,697
                                                    =========================================================



                                                                             June 30, 1997
                                                    ---------------------------------------------------------
                                                                       Gross          Gross      Estimated
                                                       Carrying      Unrealized     Unrealized      Fair
                                                        Value          Gains         Losses        Value
                                                    ---------------------------------------------------------
Held To Maturity
U.S. Government (including agencies)                $101,953,163   $    141,451   $  1,406,600   $100,688,014
Obligations of state and political                       597,491         24,229                  $    621,720
    subdivisions
                                                    ---------------------------------------------------------
                                                    $102,550,654   $    165,680   $  1,406,600   $101,309,734
                                                    =========================================================
Available For Sale
U.S. Government Agency Debentures                   $ 39,828,896   $     76,620   $    507,526   $ 39,397,990
                                                    ---------------------------------------------------------
                                                    $ 39,828,896   $     76,620   $    507,526   $ 39,397,990
                                                    =========================================================

                      PULSE BANCORP, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements


5. MORTGAGE-BACKED SECURITIES
-----------------------------

                                                                                       September 30, 1996
                                                        ----------------------------------------------------------------------------
                                                                                   Gross                Gross           Estimated
                                                          Carrying               Unrealized          Unrealized           Fair
                                                            Value                  Gains                Losses            Value
                                                        ----------------------------------------------------------------------------
Held To Maturity
Government National Mortgage Association                 $67,075,905               $743,542            $194,683         $67,624,764
Federal Home Loan Mortgage Corporation                    39,159,809                174,932             402,384          38,932,357
Federal National Mortgage Association                     21,470,218                 95,144            $603,746          20,961,616
Collateralized mortgage obligations                       36,386,052                 10,191          $1,298,317          35,097,926
                                                        ---------------------------------------------------------------------------
                                                        $164,091,984             $1,023,809          $2,499,130        $162,616,663
                                                        ===========================================================================

Available For Sale
GNMA ARMs                                                $39,848,435               $406,629          $     -            $40,255,064
                                                        ---------------------------------------------------------------------------
                                                         $39,848,435               $406,629          $     -            $40,255,064
                                                        ===========================================================================



                                                                                          June 30, 1997
                                                        ----------------------------------------------------------------------------
                                                                                   Gross               Gross             Estimated
                                                          Carrying               Unrealized          Unrealized             Fair
                                                            Value                   Gains              Losses              Value
                                                        ----------------------------------------------------------------------------
Held To Maturity
Government National Mortgage Association                 $66,010,948             $1,203,927             $57,611         $67,157,264
Federal Home Loan Mortgage Corporation                    39,140,621                216,320             323,091          39,033,850
Federal National Mortgage Association                     31,665,069                104,405             310,943          31,458,531
Collateralized mortgage obligations                       35,586,801                  3,922             979,943          34,610,780
                                                        ---------------------------------------------------------------------------
                                                        $172,403,439             $1,528,574          $1,671,588        $172,260,425
                                                        ===========================================================================
Available For Sale
GNMA ARMs                                                $35,339,441               $802,462          $    -             $36,141,903
FNMA ARMs                                                  5,016,099                 35,950               -               5,052,049
FNMA fixed                                                 4,996,166                 55,944               -               5,052,110
FHLMC fixed                                                9,696,266                138,745               -               9,835,011
                                                         $55,047,972             $1,033,101                  $0         $56,081,073
                                                        ===========================================================================


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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Corporation's assets at June 30, 1997 totaled $520.2 million, which represents an increase of $17.7 million or 3.52% when compared with $502.5 million at September 30, 1996. Total deposits at June 30, 1997 increased $18.4 million or 4.67% to $413.0 million when compared with $394.6 million at September 30, 1996. Investment securities held to maturity decreased $3.0 million or 2.84% to $102.6 million at June 30, 1997 when compared with $105.6 million at September 30, 1996. Investment securities available for sale were $39.4 million and $39.1 million at June 30, 1997 and Sept. 30, 1996, respectively. Mortgage- backed securities held to maturity increased by $8.3 million or 5.07% to $172.4 million at June 30, 1997 when compared to $164.1 million at September 30, 1996. The increase in mortgage-backed securities held to maturity was primarily due to the purchase of $35.1 million, which more than offset principal repayments of $26.8 million. Mortgage-backed securities available for sale increased $15.8 million or 39.31% to $56.1 million at June 30, 1997 compared to $40.3 million at September 30, 1996. The increase in mortgage-backed securities available for sale was primarily due to the purchase of $20.0 million, which more than offset principal repayments of $4.5 million. Loans receivable decreased $14.9 million or 11.0% to $119.7 million at June 30, 1997 when compared to $134.6 million at September 30, 1996. The decrease was a result of loan principal repayments of $30.0 million and the transfer of $208,000 of loans to real estate owned, which more than offset loan originations totaling $15.3 million. Other liabilities decreased by $.8 million or 18.2% to $3.7 million at June 30, 1997 compared to $4.6 million at September 30, 1996.
The decrease was primarily due to the FDIC's one-time special insurance assessment of $2.6 million that the Bank paid in November.

Other assets decreased by $1.3 million or 35.4% during the nine months ended June 30, 1997, primarily from the partial receipt of proceeds from the settlement of the litigation of the fraudulent bridge loan matter. The litigation has been concluded with no additional loss to the Company. Additional proceeds in full settlement of the litigation are expected in the near term. Real estate owned, which consists of real estate acquired in settlement of loans, totaled $113,000 and $2.2 million at June 30, 1997 and September 30, 1996, respectively. The decrease was a direct result of sales of real estate owned that generated proceeds of $2.4 million and gains on such sales of $125,000, which more than offset the transfer of $208,000 of loans to other real estate owned during the period. Stockholders' equity amounted to $41.9 million and $38.5 million at June 30, 1997 and September 30, 1996, respectively.


Results of operations for three months ended June 30, 1997 and 1996

Net income increased $89,000 or 6.42% to $1.48 million for the three months ended June 30, 1997 compared to $1.39 million for the same 1996 period. The increase was attributable to an increase in interest income along with a decrease in non-interest expense, which more than offset an increase in interest expense. Interest income on loans during the three months ended June 30, 1997 decreased $207,000 or 7.19% to $2.7 million when compared to $2.9 million during the same 1996 period. The decrease during the 1997 period resulted from a decrease in the average balance of loans outstanding, along with a decrease in the average yield on the loan portfolio. Interest on mortgage-backed securities increased by $651,000 or 20.97% during the three months ended June 30, 1997 when compared with the same 1996 period as a result of increased balances. Interest earned on investments and other interest-earning assets increased $389,000 or 17.19% to $2.7 million during the three months ended June 30, 1997 when compared to $2.3 million during the same 1996 period. The increase during the 1997 period resulted primarily from an increase in the average balance of investments and other interest-earning assets outstanding.


Interest on deposits increased $346,000 or 7.89% to 4.73 million for the three months ending June 30, 1997 compared to $4.39 million during the same 1996 period primarily as a result of increased deposits outstanding. Interest on borrowings was $913,000 for the three months ended June 30, 1997 compared with $406,000 for the same 1996 period. The increase was due to a higher average balance outstanding of securities sold under repurchase agreements during the 1997 period.

During the three months ended June 30, 1997 and 1996 the Bank did not make any provisions for loan losses. Although no provisions were made, as management believes the levels of reserves were adequate, no assurances can be made that future increases to the reserve will not be necessary. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of loan activity. At June 30, 1997 and September 30, 1996, the Bank's non-performing loans, which includes loans delinquent 90 days or more, totaled $1.4 million and $1.8 million, respectively. Furthermore, the level of loan delinquencies less than 90 days declined to $3.3 million at June 30, 1997 compared to $3.8 million at September 30, 1996. The allowance for loan losses amounted to $2.4 million or 1.96% of total loans at June 30, 1997 and $2.5 million or 1.79% of total loans at September 30, 1996.

Non-interest income increased $133,000 or 203.63% to $198,000 during the three months ended June 30, 1997 when compared with $65,000 during the same 1996 period. The increase during the 1997 period resulted from increases in income from real estate operations and miscellaneous income of $29,000 and 110,000, respectively, and was somewhat offset by an increase in income from other fees and service charges on loans of $7,000. The increase in miscellaneous income was mostly due to a settlement of $100,000 the bank received in exchange for the release of its' first mortgage lien on a residential property which was deemed to be an environmental hazard.

Non-interest expenses decreased $30,000 or 2.18% to $1.33 million during the three months ended June 30, 1997 when compared with $1.36 million during the same 1996 period. During the three months ended June 30, 1997, FDIC deposit insurance, and occupany expense decreased by $162,000 and 3,000, respectively. The large decrease in FDIC insurance expense was a direct result of the lower insurance premiums that took effect January 1, 1997 due to the recapitalization of the SAIF insurance fund. Salaries and employee benefits, advertising, equipment, and miscellaneous expenses increased by $76,000, 28,000, $9,000, and 21,000, respectively..

Income tax expense totaled $825,000 and $773,000 during the three months ended June 30, 1997 and 1996, respectively. The increase during the 1997 period resulted primarily from the increase in income before income taxes.


Results of operations for nine months ended June 30, 1997 and 1996

Net income increased $46,000 or 1.14% to $4.13 million for the nine months ended June 30, 1997 compared to $4.09 million for the same 1996 period. The increase was attributable to an increase in interest income and non-interest income, which more than offset increases in interest expense and non-
interest  expense.  Interest  income on loans  during the nine months ended
June 30, 1997 decreased $524,000 or 5.88% to $8.4 million when compared to $8.9 million during the same 1996 period. The decrease during the 1997 period resulted from a decrease in the average balance of loans outstanding, . Interest on mortgage-backed securities increased by $1.8 million or 20.16% during the nine months ended June 30, 1997 when compared with the same 1996 period as a result of increased balances. Interest earned on investments and other interest-earning assets increased $1.7 million or 27.97% to $7.8 million during the nine months ended June 30, 1997 when compared to $6.1 million during the same 1996 period. The increase during the 1997 period resulted primarily from an increase in the average balance of investments and other interest-earning assets outstanding.


Interest on deposits increased $474,000 or 3.55% to $13.8 million for the nine months ending June 30, 1997 compared to $13.4 million during the same 1996 period. Interest on borrowings was $2.8 million for the nine months ended June 30, 1997 compared with $405,000 for the same 1996 period. During 1997 the Bank utilized securities sold under repurchase agreements to fund its asset growth strategy. The increase was due to a higher average balance outstanding of securities sold under repurchase agreements during the 1997 period.

During the nine months ended June 30, 1997 and 1996 the Bank did not make any provisions for loan losses. Although no provisions were made, as management believes the levels of reserves were adequate, no assurances can be made that future increases to the reserve will not be necessary. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of loan activity. At June 30, 1997 and September 30, 1996, the Bank's non-performing loans, which includes loans delinquent 90 days or more, totaled $1.4 million and $1.8 million, respectively. Furthermore, the level of loan delinquencies less than 90 days declined to $3.3 million at June 30, 1997 compared to $3.8 million at September 30, 1996. The allowance for loan losses amounted to $2.4 million or 1.96% of total loans at June 30, 1997 and $2.5 million or 1.79% of total loans at September 30, 1996.

Non-interest income increased $225,000 or 95.11% to $462,000 during the nine months ended June 30, 1997 when compared with $237,000 during the same 1996 period. The increase during the 1997 period resulted from increases in income from real estate operations, miscellaneous, and other fees and service charges on loans of $103,000, 102,000, and $20,000, respectively. The increase in miscellaneous income was mostly due to a settlement of $100,000 the bank received in exchange for the release of its' first mortgage lien on a residential property which was deemed to be an environmental hazard.

Non-interest expenses increased $46,000 or 1.14% to $4.13 million during the nine months ended June 30, 1997 when compared with $4.09 million during the same 1996 period. During the nine months ended June 30, 1997 salaries and employee benefits, advertising, equipment, and miscellaneous expenses increased by $216,000, $89,000, $14,000 and $102,000, respectively. FDIC deposit insurance premium and occupancy expenses decreased by $371,000 and $4,000, respectively. The large decrease in FDIC insurance expense was a direct result of the lower insurance premiums during the 1997 period as a result of the recapitalization of the SAIF insurance fund.

Income tax expense totaled $2.39 million and $2.28 million during the nine months ended June 30, 1997 and 1996, respectively. The increase during the 1997 period resulted primarily from the increase in income before income taxes.

Liquidity and Capital Resources

Liquidity is a measurement of the Bank's ability to generate sufficient cash flow, in order to meet all current and future financial obligations and commitments as they arise. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayments of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives. The Bank's primary sources of funds are deposits, amortization and prepayments of loan and mortgage- backed securities principal, maturities of investment securities, and funds provided by operations and short and medium term borrowings. While scheduled loan amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Bank invests its excess funds in federal funds and overnight deposits with the FHLB-NY which provides liquidity to meet lending requirements. Federal funds sold at June 30, 1997 and September 30, 1996 totaled $14.2 million and $0.5 million, respectively. The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. These activities are summarized as follows:



                                                   Nine months ended June 30,
                                                       1996         1997
                                                       -----------------

                                                         (In Thousands)

Cash and cash equivalents- beginning             $  8,762                $4,750
                                                 ------------------------------

Operating activities:
  Net income                                        4,058                 4,241
  Adjustments to reconcile net
  income to net cash provided
   by operating activities                         (1,000)                  222
                                                 ------------------------------

Net cash provided by operating activities           3,058                 4,463

Net cash used in investing activities             (54,143)               (4,018)
Net cash  provided by financing activities         56,071                13,670
                                                 ------------------------------
Net increase in cash and
         cash equivalents                           4,986                14,115
                                                 ------------------------------
Cash and cash equivalents- ending                $ 13,748              $ 18,865
                                                 ==============================



Cash was generated by operating activities during the 1997 and 1996 periods. The primary source of cash from operating activities during both periods was net income. The primary sources and uses of investing activity of the Bank are proceeds from net maturities and repayments and the purchase of investment and mortgage-backed securities, net loan activity and from borrowing. Net loans decreased $14.6 million during the nine months ended June 30, 1997 compared to a decrease of $.85 million during the same 1996 period. During the nine months ended June 30, 1997 and 1996, purchases of mortgage-backed securities held to maturity totaled $55.1 million and $55.9 million, respectively, and principal repayments totaled $31.3 million and $21.2 million, respectively. During the nine months ended June 30, 1997 and 1996, purchases of investment securities totaled $10.0 million and $76.0 million, respectively, and maturities and calls totaled $13.0 million and $55.0 million, respectively. In addition to funding new loan production and the purchase of investment and mortgage-backed securities through operations and financing activities, these activities were also funded by principal repayments on existing loans and mortgage-backed securities and also through short and medium term borrowings.

The primary source of financing activities during the 1997 and 1996 periods was from an increase in deposits outstanding amounting to $18.4 million and $7.1 million, respectively. During the nine months ended June 30, 1997 and 1996, cash dividends of $1.61 million and $1.89 million, respectively, were paid on the Corporation's common stock.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB-NY, which provides an additional source of funds.

The Bank anticipates that it will have sufficient funds available to meet its current commitments to originate loans and to purchase mortgage-backed and investment securities. At June 30, 1997, such outstanding commitments amounted to $11.1 million. Certificates of deposit scheduled to mature in one year or less, at June 30, 1997, totaled $217.6 million. Management believes that a significant portion of such deposits will remain with the Bank.

The Bank is subject to regulatory capital requirements mandated by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is required to maintain minimum regulatory capital ratios, defined by the FDIC as risk-based ratio capital (Tier 1 and Total) and leverage ratio capital. The following table presents the minimum capital requirement ratios and the actual ratios as of June 30, 1997:



                                      Requirement         Actual      Excess
                                      ---------------------------------------
         Risk-based Capital
                  Tier 1                4.00%            26.78%       22.78%
                  Total                 8.00%            28.03%       20.03%

               Leverage ratio           4.00%             7.54%        3.54%

                       PULSE BANCORP, INC. AND SUBSIDIARY

                                     Part II


ITEM 1.  Legal Proceedings
--------------------------

          During July 1997, all litigation had been concluded with no additional loss to the Company.

ITEM 2.  Changes in Securities
------------------------------

          Not applicable.


ITEM 3.  Defaults Upon Senior Securities
----------------------------------------

          Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

          Not applicable.


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




                               PULSE BANCORP, INC

Date: August 5, 1997           By: /s/ George T. Hornyak, Jr.
      --------------               ---------------------------------
                                       George T. Hornyak, Jr.
                                       President
                                       Chief Executive Officer
                                       (Duly Authorized Officer)


Date: August 5, 1997           By: /s/ Thomas B. Konopacki
      --------------               --------------------------------
                                       Thomas B. Konopacki
                                       Executive Vice President
                                       Chief Financial Officer