Form 10-K405
period 1997-09-30
PULSE BANCORP INC
filed 1997-12-29
CIK 857559

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
[X]   EXCHANGE ACT OF 1934

For the fiscal year ended        September 30, 1997
                          ------------------------------------------------------

                                     - or -

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
|_|   EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ---------------------


                                              Commission File Number:  0-18764
                                                                     -----------

                               PULSE BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                  New Jersey                                   22-3016360
--------------------------------------------            ------------------------
       (State or other jurisdiction of                       (I.R.S. Employer
      of incorporation or organization)                    Identification No.)

  6 Jackson Street, South River, New Jersey                       08882
--------------------------------------------            ------------------------
   (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:              (732) 257-2400
                                                                ----------------
Securities registered pursuant to Section 12(b) of the Act:         None
                                                                ----------------
Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $1.00 per share
--------------------------------------------------------------------------------
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes    X     No
                                                   -----      -----

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sales price of the Registrant's Common Stock as quoted on the National Market of The Nasdaq Stock Market on December 22, 1997 was $81.8 million.

      As of December 22, 1997, the Registrant had outstanding 3,087,898 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Parts II and IV -- Portions of the Registrant's Annual Report to Stockholders for fiscal year ended September 30, 1997.

2. Part III -- Portions of the Registrant's Proxy Statement for a January 1998 meeting.

                                     PART I


Item  1.  Business
------------------

      Pulse Bancorp, Inc. (the "Registrant" or the "Corporation") is a savings bank holding company incorporated under the laws of the State of New Jersey in November 1989, for the sole purpose of acquiring all of the issued and outstanding common stock of Pulawski Savings and Loan Association (the "Association") in connection with the reorganization of the Association into the holding company form of organization and exchange of shares of common stock of the Association for those of the Corporation (the "Reorganization").

      The Association was chartered by the State of New Jersey in 1916 and following several name changes, the last of which occurred in 1993, the Association became Pulse Savings Bank (the "Bank"). In 1996, the Corporation formed three wholly owned subsidiaries named Pulse Investment, Inc., Pulse Real Estate, Inc. and Pulse Insurance Services, Inc. The subsidiaries are currently inactive.

      At September 30, 1997, the assets of the Corporation consisted of all of the issued and outstanding shares of the Bank's Common Stock, $2.0 million in loans receivable from the Bank and $823,000 in investment securities. References throughout this Report to the Corporation or the Bank include, unless otherwise specified or the context otherwise requires, the Corporation's and the Bank's predecessors in interest.

      At September 30, 1997, the Bank had total assets, deposits and stockholders' equity of approximately $526.0 million, $411.0 million, and $43.2 million, respectively. The Bank is a New Jersey-chartered savings bank in capital stock form. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF").

      The Bank conducts its business through five offices located in South River, South Amboy, Monroe Township, East Brunswick, and Lawrenceville, New Jersey. The Bank's executive offices are located at 6 Jackson Street, South River, New Jersey, and its telephone number is (732) 257-2400.

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

Lending Activities
-------------------

      General. As of September 30, 1997, 89.1% of the Bank's gross loan and mortgage-backed securities portfolio consisted of loans and securities secured by mortgages on one- to four-family residential properties, which included conventional mortgage loans, insured loans, guaranteed loans, mortgage-backed securities, collateralized mortgage obligations, and consumer loans secured by real estate (home equity loans). Additionally, the Bank originates and purchases multi-family and commercial real estate loans, which loans represent 10.9% of the Bank's gross loan portfolio at September 30, 1997. To a lesser extent, the Bank also originates consumer loans not secured by real estate.

      Loan Portfolio Analysis. Set forth below is selected data relating to the composition of the Bank's loan portfolio, including mortgage-backed securities, by type of loan and type of security on the dates indicated.

                                                                               At September 30,
                                       ---------------------------------------------------------------------------------------------
                                             1993                1994                1995             1996               1997
                                       ------------------  ------------------  ----------------  ---------------   -----------------
                                       Amount     Percent  Amount     Percent  Amount   Percent  Amount  Percent   Amount    Percent
                                       -------    -------  ------     -------  ------   -------  ------  -------   ------    -------
Type of Loan:
------------
Conventional Real Estate Loans:
Construction Loans ................   $     --        --%       --        --% $    280     0.1% $    363    0.1%    1,037       0.3%
Loans on existing property.........    160,136      44.2   124,510      38.7   119,512    3.86   117,744   34.7   110,129      32.0
Insured or guaranteed real estate
  loans............................    10,393        2.9     7,975       2.5     7,080     2.3     5,838    1.7     5,043       1.5
loans
Mortgage-backed securities.........   146,336       40.4   142,385      44.2   138,986    44.9   169,077   49.9   182,550      53.1
Collateralized mortgage obligations    39,969       11.1    39,581      12.3    35,941    11.6    34,934   10.3    33,148       9.7
Consumer Loans:
Home equity .......................     10,076       2.8    10,870       3.4    10,397     3.4    13,544    4.0    14,348       4.2
Student loans .....................         57        --       101        --         7      --        --     --        --        --
Savings account loans .............        514       0.1       319       0.1       288     0.1       184    0.1       229       0.1
                                      --------     -----  --------     -----  --------   -----  --------  -----  --------     -----
                                       367,481     101.5   325,741     101.2   312,491   101.0   341,684  100.8   346,484     100.9
                                      --------     -----  --------     -----  --------   -----  --------  -----  --------     -----
Add:
 Premiums on mortgage-backed
   securities .....................        525       0.1       450       0.1       402     0.1       689    0.2       900       0.2
                                      --------     -----  --------     -----  --------   -----  --------  -----  --------     -----
Less:
Loans in process ..................         --        --        --        --       187      --       238    0.1       818       0.2
Unearned discounts on loans and
  mortgage-backed securities and
  deferred loan fees ..............      1,375       0.4       847       0.3       856     0.3       781    0.2       742       0.2
Allowance for loan losses .........      4,487       1.2     3,369       1.0     2,604     0.8     2,459    0.7     2,357       0.7
                                      --------     -----  --------     -----  --------   -----  --------  -----  --------     -----
                                         5,862       1.6     4,216       1.3     3,647     1.1     3,478    1.0     3,917       1.1
                                      --------     -----  --------     -----  --------   -----  --------  -----  --------     -----
      Total .......................   $362,144     100.0% $321,975     100.0% $309,246   100.0% $338,895  100.0% $343,467     100.0%
                                      ========     =====  ========     =====  ========   =====  ========  =====  ========     =====
Type of Security:
----------------
Residential:
  1 to 4 family ...................   $ 82,162      22.7% $ 60,662      18.9% $ 61,800    20.0% $ 73,578   21.7%   88,104      25.6%
  Other dwelling units ............     42,341      11.7    37,286      11.6    32,923    10.6    28,190    8.3    15,088       4.4
Commercial or industrial properties     45,709      12.6    37,432      11.6    35,466    11.5    29,883    8.8    22,322       6.5
Savings accounts ..................        514       0.1       319       0.1       288     0.1       184    0.1       229       0.1
Collateralized mortgage obligations     39,969      11.1    39,581      12.3    35,941    11.6    34,934   10.3    33,148       9.7
Insured by State or Federal
  Agencies:
FHA/VA ............................     10,393       2.9     7,975       2.5     7,080     2.3     5,838    1.7     5,043       1.5
Mortgage-backed securities.........    146,336      40.4   142,385      44.2   138,986    44.9   169,077   49.9   182,550      53.1
Student loans .....................         57        --       101        --         7      --        --     --        --        --
                                      --------     -----  --------     -----  --------   -----  --------  -----  --------     -----
                                       367,481     101.5   325,741     101.2   312,491   101.0   341,684  100.8   346,484     100.9
                                      --------     -----  --------     -----  --------   -----  --------  -----  --------     -----
Add:
  Premiums ........................        525       0.1       450       0.1       402     0.1       689    0.2       900       0.2
                                      --------     -----  --------     -----  --------   -----  --------  -----  --------     -----
Less:
Loans in process ..................         --        --        --        --       187      --       238    0.1       818       0.2
Unearned discounts on loans and
  mortgage-backed securities and
  deferred loan fees ..............      1,375       0.4       847       0.3       856     0.3       781    0.2       742       0.2

Allowance for loan losses .........      4,487       1.2     3,369       1.0     2,604     0.8     2,459    0.7     2,357       0.7
                                      --------     -----  --------     -----  --------   -----  --------  -----  --------     -----
                                         5,862       1.6     4,216       1.3     3,647     1.1     3,478    1.0     3,917       1.1
                                      --------     -----  --------     -----  --------   -----  --------  -----  --------     -----
      Total .......................   $362,144     100.0% $321,975     100.0% $309,246   100.0% $338,895  100.0% $343,467     100.0%
                                      ========     =====  ========     =====  ========   =====  ========  =====  ========     =====

      Mortgage-backed Securities. The Bank periodically purchases collateralized mortgage obligations ("CMOs") and mortgage-backed securities guaranteed by the Government National Mortgage Association ("GNMA") and the Federal National Mortgage Association ("FNMA") and participation certificates issued by the Federal Home Loan Mortgage Corporation ("FHLMC"). CMOs are aggregates of pools of pass-through securities consisting of mortgage loans that serve as security. Mortgage-backed securities represent a participation interest in a pool of single-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. GNMA mortgage-backed securities are certificates issued and backed by the GNMA and are secured by interests in pools of mortgages which are fully insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Veterans' Administration ("VA"). FNMA mortgage-backed securities are certificates issued and guaranteed by the FNMA that are secured by conventional mortgage loans. FHLMC mortgage-backed securities are participation certificates issued and guaranteed by the FHLMC and secured by interests in pools of conventional mortgages. At September 30, 1997, mortgage-backed securities, consisting of GNMA, FHLMC, FNMA and CMOs amounted to approximately $216.2 million or 62.4% of the net loan and mortgage-backed securities portfolio.

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

      The CMOs (in the form of real estate mortgage investment conduits) held by the Bank at September 30, 1997 totaled $33.2 million and consisted of FNMA, FHLMC, and privately issued pools. The portfolio of CMOs held in the Bank's mortgage-backed securities portfolio at September 30, 1997 did not include any residual interests in CMOs. Further, at September 30, 1997, the Bank's mortgage-backed securities portfolio did not include any "stripped" CMOs (i.e., CMOs that pay interest only and do not repay principal or CMOs that repay principal only and do not pay interest).

      Residential Real Estate Loans. One of the primary lending activities of the Bank is to originate loans to enable borrowers to purchase existing homes or to construct new homes. The Bank's real estate loan portfolio also includes loans on one- to four-family dwellings, multi-family housing (over four units), and loans made for the development of unimproved real estate to be used for residential housing. At September 30, 1997, approximately 89.1% of the Bank's gross loan and mortgage-backed securities portfolio consisted of loans (including conventional mortgage loans, insured loans, guaranteed loans, collateralized mortgage obligations and guaranteed mortgage-backed securities) secured by one- to four-family dwellings.

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

      Due to consumer demand in the Bank's primary market area in which its offices are located, to date, the Bank has originated primarily fixed-rate loans and one, three, five, seven and ten year adjustable-rate loans. These one and three year adjustable-rate residential mortgage loans which adjust based upon the respective one and three year U.S. Treasury securities, are offered in an effort to shorten the maturity and increase the interest rate sensitivity of the Bank's total loan portfolio.

      Commercial Real Estate Loans. The Bank has in the past purchased both construction loans and permanent loans on multi-family and commercial properties. Loans secured by multi-family, commercial and other income-producing real estate generally are limited to 80% of appraised value and generally have an initial contractual loan payment periods from 15 to 30 years with varying call provisions. Commercial real estate loans generally are made on an adjustable-rate basis indexed to the one-year, three-year or five-year U.S. Treasury index. Commercial real estate loans, consisting primarily of office buildings, strip shopping centers, mini-storage facilities, and industrial buildings amounted to $22.3 million or 6.5% of the Bank's gross loan and mortgage-backed securities portfolio at September 30, 1997.

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

      Consumer Loans. The Bank presently originates loans secured by savings accounts and home equity loans. Consumer loans, including home equity loans, amounted to $14.6 million or 4.1% of the Bank's total gross loan and mortgage-backed securities portfolio at September 30, 1997.

      Commercial Business Loans. The Bank generally does not offer commercial business loans. At September 30, 1997, none of the Bank's loans were classified as commercial business loans.

      Loan Maturity Schedule. The following table sets forth certain information at September 30, 1997, regarding the dollar amount of loans and mortgage-backed securities maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.


                                      One year    One to      Three to      Five to     Over Ten
                                       or less  Three Years   Five Years   Ten Years     Years      Total
                                      --------- -----------   ----------   ----------  --------   --------
                                                                (Dollars in Thousands)

Real estate mortgage(1) ............   $ 14,199   $  8,907     $  5,742     $ 17,186   $ 70,175   $116,209
Consumer ...........................        253        191        1,095        2,971     10,067     14,577
Mortgage-backed securities(1)(2)....      5,877      2,962        3,590       27,342    175,927    215,698
                                       --------   --------     --------     --------   --------   --------
      Total ........................   $ 20,329   $ 12,060     $ 10,427     $ 47,499   $256,169   $346,484
                                       ========   ========     ========     ========   ========   ========


---------------------
Footnotes included in next table.

      The following table sets forth the dollar amount of all loans due after one year from September 30, 1997, which have predetermined interest rates and have floating or adjustable interest rates, based on contractual terms.


                                                          Floating or
                                        Predetermined      Adjustable
                                            Rates             Rates
                                        -------------     -----------
                                            (Dollars in Thousands)
Real estate mortgage(1)...........         $ 75,960         $ 26,050
Consumer(1).......................            7,339            6,985
Mortgage-backed securities(1)(2)..           70,138          139,683
                                            -------          -------
      Total.......................         $153,437         $172,718
                                            =======          =======

--------------------
(1) Does not include scheduled principal amortization. Experience indicates that prepayments significantly reduce the average term of maturity.
(2)   Includes collateralized mortgage obligations.

      Loan Solicitation and Processing. The Bank actively solicits mortgage loan applications from real estate brokers, contractors, existing customers, customer referrals, and call-ins and walk-ins to its offices. An appraisal of the real estate intended to secure the proposed loan is undertaken by an independent fee appraiser.

      In connection with the loan approval process, the Bank's loan officers analyze the loan applications and the property involved. All residential mortgage loans are processed by a loan officer and then submitted to the Bank's President for his approval. All multi-family and commercial real estate loans purchased by the Bank are reviewed by a committee of three executive officers. In addition, all multi-family and commercial loans are inspected by two directors. In connection with loans purchased by the Bank, the Bank also requires an independent appraisal, in addition to the information required for all loans originated by the Bank. All loans approved by the executive officers are then submitted to the Bank's Board of Directors for its approval. Prior to closing any long-term loan, the borrower must provide proof of fire and casualty insurance on the property serving as collateral, which insurance must be maintained during the full term of the loan.

      Loan Purchases and Sales. Because the Bank's savings deposits generally exceed the demand for loans from its customers in its local market area, in addition to originating loans for its portfolio, the Bank has in the past purchased a portion of its real estate loan portfolio in the secondary market. The Bank's purchases in the secondary market are dependent upon the demand for mortgage credit in the local market area and the inflow of funds from traditional sources. Purchases of loans enable the Bank to utilize available funds more quickly and to obtain a yield higher than could generally be obtained in the Bank's primary market area. The Bank purchased loans totaling $4.7 million during the 1997 fiscal year.

      The Bank has not sold loans, other than student loans, during the past five years.

      Loan Commitments. It is the policy of the Bank to generally grant commitments to fund loans for periods not to exceed 60 days at a specified term and interest rate unless a lock-in fee is paid. The total amount of the Bank's commitments to originate loans at September 30, 1997 was $16.4 million of which $3.7 million were at fixed rates.

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

      In addition, the Bank has a Homeowners' Equity Credit Line Program that represents undisbursed funds from approved lines of credit. These lines of credit are secured by the respective one to four family residential properties owned by the borrowers. At September 30, 1997, the Bank had outstanding commitments on approved lines of credit of $10.7 million.

      Loan Origination and Other Fees. In addition to interest earned on loans, the Bank may receive loan origination fees or "points" and commitment fees for originating or purchasing loans.

      Statement of Financial Accounting Standards No. 91 ("SFAS No. 91"), which prescribes the accounting for recording non-refundable fees and costs associated with the origination and acquisition of loans. SFAS No. 91 requires the deferral and subsequent amortization of all loan origination fees net of certain loan origination costs over the related life of the loan.

      The Bank's loan origination fees generally are 0% - 1.0% on conventional residential mortgage loans and 0%-3% for commercial real estate loans. The Bank does not charge origination fees on fixed-rate conventional mortgage loans or on home equity loans. The total amount of deferred loan fees and discounts on loans at September 30, 1997, was $300,000.

      The Bank also receives other fees and charges relating to existing loans, which include prepayment penalties, late charges, and fees collected in connection with a change in borrower or other loan modifications. These fees and charges have not constituted a material source of income.

      Non-Performing and Restructured Loans and Asset Classification. At September 30, 1997, the Bank had classified approximately $7.6 million in assets, of which $7.5 million were loans classified as substandard and $136,000 was real estate acquired as a result of foreclosure. Of the $7.5 million in loans classified by the Bank, approximately $6.8 million included loans internally classified but which were not delinquent greater than 90 days at September 30, 1997 ("performing/non-performing loans"). Such performing/non-performing loans were classified by the Bank due to other factors (such as negative cash flow or past delinquencies) and are not included in the following table.

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

                                                         At September 30,
                                          -----------------------------------------------
                                           1993      1994      1995      1996      1997
                                          -------   -------   -------   -------   -------

Loans Accounted For
On a Non-Accrual Basis:
  One- to four-family real estate......   $  443    $  212    $  211    $  345    $   68

  Multi-family real estate ............       --       779     1,253       654       654

  Commercial real estate ..............    2,566       464       464        --        --
                                          ------    ------    ------    ------    ------

    Total .............................    3,009     1,455     1,928       999       722
                                          ------    ------    ------    ------    ------

Restructured Loans ....................    3,121     4,200     4,167     2,135     2,103
                                          ------    ------    ------    ------    ------

Accruing Loans That Are
Contractually More than 90 Days
Delinquent:
  One- to four-family real estate......    1,479     1,091     1,355       835       999

  Other ...............................       --        --        --        --        --
                                          ------    ------    ------    ------    ------
     Total ............................    1,479     1,091     1,355       835       999
                                          ------    ------    ------    ------    ------

     Total of non-accrual,
      restructured, and more
      than 90 days delinquent and
      accruing loans ..................   $7,609    $6,746    $7,450    $3,969    $3,824
                                          ======    ======    ======    ======    ======

Percentage of total loan and
  mortgage-backed securities
  portfolio ...........................     2.07%     2.07%     2.38%     1.16%     1.11%
                                          ======    ======    ======    ======    ======


      For the year ended September 30, 1997, gross interest income which would have been recorded had the non-accrual and restructured loans been current in accordance with their original terms would have amounted to approximately $303,000. The amount that the Bank included in interest income on such loans for the year ended September 30, 1997 was $143,000.

      At September 30, 1997, the Bank had loans with an aggregate principal balance of $7.5 million classified as substandard ($3.8 million of such loans were non-performing or restructured at September 30, 1997). The following is a description of the larger non-performing or restructured loans as of September 30, 1997.

      Hollowbrook Associates is a loan originated in 1990 to finance the acquisitions of a 2-story, 45,000 square foot office building on 2.75 acres in Wappinger Falls, New York. The loan was subject to a troubled debt restructuring in May 1994 which resulted in a reduction of the interest rate of the loan to 6.75% and an extension of its maturity to May 1, 1999. During 1997, in accordance with the restructuring agreement, the interest rate was increased to 8.50%. The loan has performed in accordance with its restructured terms and had a remaining balance of $2.1 million at September 30, 1997.

      Brentwood Associates is a loan purchased in 1988 to finance the purchase of a 32 unit, 8 building apartment complex located in Barrington, New Jersey.
This non-accrual loan, which has a $654,000 balance, is in foreclosure proceedings and is being operated by a court appointed rent receiver.

      The remainder of the non-performing loans consists of smaller balance loans aggregating $1.0 million which are secured by 1-to 4-family residential property.

      The Bank's other substandard assets at September 30, 1997, consisted of $136,000 of real estate owned.

      Provision for Loan Losses and Losses on Real Estate Owned. A provision for loan losses is charged to operations based on management's evaluation of the risk inherent in its loan portfolio in relation to the level of the allowance for loan losses and changes in the nature and volume of its loan activity.

      The Bank provides valuation reserves for anticipated losses on loans and real estate owned when management determines that a significant decline in the value of the collateral has occurred, as a result of which the value of the collateral is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, the Bank also provides reserves based on the dollar amount and type of collateral securing its loans, in order to provide for future losses inherent in Bank loans. Although management believes that it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

      At September 30, 1997, non-performing and restructured loans totaled $3.8 million. Management believes the allowance for loan losses is established at a level adequate to provide for potential credit losses in accordance with generally accepted accounting principles at September 30, 1997. However, there can be no assurance that, in the future, pursuant to a request from its regulators or as a result of the Bank's ongoing review, the Bank will not significantly increase or decrease its allowance for loan losses, thereby impacting the Bank's financial condition and earnings.

      The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                                 Year Ended September 30,
                                                   -------------------------------------------------------
                                                    1993        1994        1995        1996        1997
                                                   -------     -------     -------     -------     -------
                                                                   (Dollars in Thousands)

Balance at beginning of period .................   $ 4,200     $ 4,487     $ 3,369     $ 2,604     $ 2,459
                                                   -------     -------     -------     -------     -------

Provision charged to operations ................     2,101       2,650          --          --          --
                                                   -------     -------     -------     -------     -------

Charge-Offs:
Residential real estate ........................    (1,814)     (3,673)       (765)       (145)       (102)
Commercial real estate .........................        --         (95)         --          --          --
                                                   -------     -------     -------     -------     -------
                                                    (1,814)     (3,768)       (765)       (145)       (102)
                                                   -------     -------     -------     -------     -------
Balance at end of period .......................   $ 4,487     $ 3,369     $ 2,604     $ 2,459     $ 2,357
                                                   =======     =======     =======     =======     =======

Percentage of net charge-offs during the period
  to average loans outstanding during the period       .92%       2.26%        .05%        .10%        .08%
                                                   =======     =======     =======     =======     =======

Percentage of allowance for loan losses to gross
  loans outstanding at period end ..............      2.48%       2.34%       1.90%       1.78%       1.81%
                                                   =======     =======     =======     =======     =======

Percentage of allowance for loan losses to
 non-performing and restructured loans..........      59.0%       49.9%       35.0%       62.3%       61.7%
                                                   =======     =======     =======     =======     =======


      A breakdown of the allowance for loan losses by category of loan and the relationship of each category of loan to total loans is presented below for the periods shown.

                                                                      At September 30,
                     ---------------------------------------------------------------------------------------------------------------
                            1993                    1994                    1995                  1996                  1997
                     --------------------- ---------------------- ---------------------  --------------------- ---------------------
                               Percent of             Percent of             Percent of            Percent of            Percent of
                     Allowance  loans to   Allowance   loans to   Allowance   loans to   Allowance  loans to   Allowance  loans to
                      Balance  total loans  Balance   total loans  Balance   total loans  Balance  total loans  Balance  total loans
                     --------- ----------- ---------  ----------- ---------  ----------- --------- ----------- --------- -----------

Real estate mortgage:
  1 to 4 family(1)    $  822      51.1%       $  684       47.7%    $   225       48.9%    $  394       57.6%    $   384     71.2%
  Multifamily.....     1,380       23.4        1,119        26.0        786        24.5       698        20.5        668      11.5
  Commercial......     2,285       25.2        1,566        26.0      1,593        26.4     1,367        21.7      1,305      17.1
Consumer..........        --        0.3           --         0.3         --         0.2        --         0.2         --       0.2
                      ------     ------       ------       -----     ------      ------    ------      ------   --------   -------

                      $4,487     100.0%       $3,369      100.0%    $ 2,604      100.0%    $2,459      100.0%     $2,357    100.0%
                       =====     =====         =====      =====      ======      =====      =====      =====       =====    =====

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

      A breakdown of investment securities by type is presented below.

                                                  At September 30,
                           ----------------------------------------------------------------
                                   1995                  1996                 1997
                           --------------------  --------------------  --------------------
                           Carrying     Fair     Carrying     Fair     Carrying    Fair
                            Value       Value      Value      Value      Value     Value
                                                   (In Thousands)

U.S. Government, including
  agencies...............  $113,781    $112,271   $144,004   $141,625  $155,874   $155,683
Equity Securities........        --          --         --         --       823        823
States and political
  subdivisions thereof...       600         614        600        622       597        623
                            -------     -------    -------    -------   -------    -------
                           $114,381    $112,885   $144,604   $142,247  $157,294   $157,129
                            =======     =======    =======    =======   =======    =======


      The following table is a summary of scheduled investment maturities and weighted average yields at September 30, 1997.


                                             After One Year       After Five Years
                                             But Within Five       But Within Ten
                         Within One Year          Years                Years          After Ten Years         Total
                         -----------------  -----------------   ------------------   -----------------  -----------------
                          Amount   Yield     Amount    Yield      Amount    Yield    Amount     Yield    Amount     Yield
                         -------- -------   --------  -------   ----------  ------   -------   -------  --------   ------
                                                          (Dollars in thousands)
U.S. Government,
  including agencies .   $ 7,985    5.38%   $ 32,901    6.24%   $ 106,988    6.95%   $ 8,000    7.78%   $155,874    6.76%
Equity securities ....        --      --          --      --           --      --        823    9.33         823    9.33
States and political
  subdivisions thereof        --      --          --      --           --      --        597    6.41         597    6.41
                         -------    ----    --------    ----    ---------    ----    -------    ----    --------    ----

                         $ 7,985    5.38%   $ 32,901    6.24%   $ 106,988    6.95%   $ 9,420    7.83%   $157,294    6.77%
                         =======    ====    ========    ====    =========    ====    =======    ====    ========    ====



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

      Fixed-term, market-rate certificates have been the primary sources of new deposits for the Bank and, at September 30, 1997, such certificates represented approximately 64.1% of the Bank's accounts. The Bank also offers IRA plans, money market deposit accounts, passbook accounts and NOW (negotiable order of withdrawal) accounts.

Jumbo Certificate Accounts

      The following table indicates the amount of the Bank's certificate accounts of $100,000 or more by time remaining until maturity as of September 30, 1997.

                                                     Certificate
Maturity Period                                        Accounts
---------------                                      -----------
                                                    (In Thousands)
Three months...................................         $ 4,654
Over three through six months..................           5,996
Over six through twelve months.................           3,422
Over twelve months.............................           3,428
                                                        -------
                                                        $17,500
                                                        =======


      Borrowings. Savings deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. The Bank generally has not relied upon advances from the FHLB of New York to supplement its supply of lendable funds or to meet deposit withdrawal requirements. The Bank generally has been able to finance operations through internally-generated funds. However, in 1996, the Board of Directors decided to engage in an asset growth strategy funded by borrowings. As a result, the Bank made medium and short term borrowings which were used to fund increased loan demand, purchases of investment and mortgage-backed securities and the repurchase of shares of common stock of the Corporation. The Bank had borrowings of $67.7 million outstanding at September 30, 1997.

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

      The following table sets forth for the periods indicated, information regarding the total dollar amounts of interest income from interest-earning assets and the resulting average yields, the total dollar amounts of interest expense on interest-bearing liabilities and the resulting average costs, net interest income, interest rate spread, net interest-earning assets, the net yield earned on interest-earning assets, and the ratio of total interest-earning assets to total interest-bearing liabilities. Average balances have been calculated primarily on a daily basis.

                                              1995                          1996                          1997
                                  -----------------------------   --------------------------  -----------------------------
                                                          Yield/                      Yield/                         Yield/
                                   Balance   Interest      Rate    Balance  Interest   Rate   Balance    Interest     Rate
                                  --------   ---------    -----   --------  --------  ------  --------  ---------    ------
                                                                      (Dollars In Thousands)

  Loans(1)......................  $138,049    $12,404      8.98%  $135,905  $11,861    8.73%   $128,578   $11,013       8.57%
  Mortgage-backed securities(3).   181,058     11,113      6.13    190,069   12,269    6.46     216,784    14,395       6.64
  Investments and other interest-
   earning assets(2)(3).........   113,801      7,222      6.34    133,309    8,603    6.45     158,611    10,611       6.69
                                   -------     ------              -------  -------            --------   -------

   Total interest-earning assets   432,908     30,739      7.10    459,283   32,733    7.13     503,973    36,019       7.15
                                               ------                       -------                       -------
Non-interest-earning assets.....    15,064                          11,699                       10,098
                                  --------                        --------                    ---------
 Total assets...................  $447,972                        $470,982                    $ 514,071
                                  ========                        ========                    =========

Interest-Bearing Liabilities:
  Savings and interest-bearing
    demand......................   160,146      5,349      3.34   $146,865    4,477   3.04    $ 142,309     4,302       3.02
  Time..........................   231,324     11,881      5.13    245,488   13,330   5.43      259,997    14,356       5.52
                                   -------     ------              -------  --------          ---------   -------     ------
    Total interest-bearing
      deposits..................   391,470     17,230      4.40    392,353   17,807   4.53      402,306    18,658       4.63
  Borrowings....................        --         --        --     22,951    1,326   5.77       63,223     3,717       5.87
                                   -------     ------               ------- -------            --------   -------
    Total interest-bearing
     liabilities................   391,470     17,230      4.40    415,304   19,133   4.60      465,529    22,375       4.80
                                               ------                        ------                       -------
Non-interest-bearing liabilities:
  Demand deposits...............     3,629                           3,719                        4,370
  Other.........................     1,699                           2,231                        3,871
                                  --------                        --------                     --------
    Total liabilities...........   396,798                         421,254                      473,770
Stockholders' equity............    51,174                          49,728                       40,301
                                  --------                        --------                     --------
    Total liabilities and
      stockholders' equity......  $447,972                        $470,982                     $514,071
                                  ========                        ========                     ========

Net interest income/interest
  rate spread...................              $13,509     2.70%             $13,600   2.53%               $13,644       2.35%
                                               ======    =====              =======   ====                =======      =====


Net interest-earning assets/net
  yield on interest-earning
  assets........................   $41,438                3.12%    $43,979            2.96%    $ 38,444                 2.70%
                                    ======               =====      ======            ====     ========                =====
Ratio of average interest-
  earning assets to average
  interest-bearing liabilities...     1.11X                           1.11X                        1.08X
                                    ======                          ======                     ========


-----------------------
(1)   Includes non-accrual loans.
(2) Includes tax-exempt securities. Income from such securities, which amounted to approximately $39,000, $39,000 and $38,000 during the years ended September 30, 1995, 1996 and 1997, respectively, is included without adjustment to a tax-equivalent basis. Such adjustments were not made due to their immateriality.
(3) Investments classified as available for sale are included in the average at amortized cost amounts.

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

      The following table reflects the interest rate sensitivity of the Bank's interest-earning assets and interest-bearing liabilities as of September 30, 1997, the Bank's interest rate sensitivity gap at various periods and the ratio of the Bank's interest-earning assets to interest-bearing liabilities at various periods. As the table indicates, the Bank has a negative gap for assets and liabilities maturing or repricing within one year, thereby leaving the Bank vulnerable to future increases in interest rates. The Bank has assumed that its savings and interest-bearing demand deposits will be withdrawn annually at a rate of 18% on the cumulative declining balance of such accounts. This assumption is based upon prior experience and management's assessment of future trends.


                                                          Matures or Reprices
                                      ---------------------------------------------------------------
                                                    Over One        Over Five
                                      One Year       Through         Through     Over Ten
                                       or Less      Five Years      Ten Years      Years      Total
                                      --------      ----------      ---------    ---------  ---------
                                                           (Dollars in Thousands)
Interest-Earning Assets:
Loans(2)........................      $ 34,683        $25,918        $16,456       $52,611  $129,668
Mortgage-backed securities (2)..       132,819          3,722         23,049        56,567   216,157
Investments.....................         7,985         32,901        106,985         9,423   157,294
Other interest-earning assets(1)        14,701             --             --            --    14,701
                                      --------        -------        -------       -------  --------
  Total.........................       190,188         62,541        146,490       118,601   517,820
                                      --------        -------        -------       -------  --------

Interest-bearing liabilities:
  Savings and interest-bearing
  demand deposits...............        25,684         64,104         33,288        19,613   142,689
  Time deposits.................       213,917         49,660             --            --   263,577
  Borrowings....................        51,875         15,800             --            --    67,675
                                      --------        -------        -------       -------  --------
      Total.....................       291,476        129,564         33,288        19,613   473,941
                                      --------        -------        -------       -------  --------
  Interest sensitivity gap......     (101,288)       (67,023)        113,202        98,988
  Cumulative interest
    sensitivity gap.............     (101,288)      (168,311)       (55,109)        43,879
  Ratio of gap to total assets..       (19.25)%       (12.74)%        21.52 %        18.81%
  Ratio of cumulative gap to
    total assets................       (19.25)%       (31.99)%       (10.47)%         8.34%



-----------------
(1) Includes FHLB of New York stock classified as repricing in one year or less.
(2) Does not include prepayment assumptions or scheduled amortization which could significantly reduce the terms to maturity of these assets.

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

Rate/Volume Analysis
--------------------

      Changes in net interest income are attributable to three factors: a change in volume of an interest-earning asset or interest-bearing liability, a change in rates or a change caused by a combination of changes in volume and rate. The table below sets forth certain information regarding changes in interest income and interest expense of the Bank for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in volume (changes in volume multiplied by old rate); (2) changes in rates (changes in rate multiplied by old volume); and (3) changes in rate-volume (changes in rate multiplied by changes in volume).


                                             1995 vs. 1996                           1996 vs. 1997
                                 -------------------------------------   --------------------------------------
                                                Due to                                  Due to
                                 -------------------------------------   --------------------------------------
                                                      Rate/                                   Rate/
                                 Volume     Rate     Volume     Total     Volume     Rate     Volume    Total
                                 -------    ------   ------    ------    --------  --------  -------- ---------
                                                                (In Thousands)
Interest Income:
Loans.........................    $(196)    $(352)   $    5    $ (543)   $  (642)  $  (218)  $    12  $   (848)
Mortgage-backed securities....       550       577       29      1,156      1,716      360        50     2,126
Investments and other interest
  -bearing assets.............     1,235       125       21      1,381      1,628      319        61     2,008
                                 -------    ------  -------    -------    -------  -------   -------   -------

   Total interest-earning
     assets...................     1,589       350       55      1,994      2,702      461       123     3,286
                                 -------    ------  -------    -------    -------  -------   -------   -------

Interest Expense:
  Savings and interest-bearing
    demand deposits...........      (438)     (474)      40       (872)      (145)     (31)         1     (175)

  Time deposits...............       719       687       42      1,449        791      222        13     1,026
  Borrowings..................     1,326        --       --      1,326      2,328       23        40     2,391
                                 -------    ------  -------    -------    -------  -------   -------   -------
   Total interest-bearings
    liabilities...............     1,607       213       82      1,903      2,974      214        54     3,242
                                 -------    ------  -------    -------    -------  -------   -------   -------
Net change in net interest-
  income......................   $   (18)   $  137  $  (27)    $    91    $ (272)  $   247   $    69   $    44
                                 =======    ======  ======     =======    ======   =======   =======   =======


Market Risk

      Market risk is the risk of loss from adverse changes in market prices and rates. The Bank's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure.

      The Bank's profitability is affected by fluctuations in interest rates. A sudden and substantial increase in interest rates may adversely impact the Bank's earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Bank monitors the impact of changes in interest rates on its net interest income using several tools. One measure of the Bank's exposure to differential changes in interest rates between assets and liabilities is shown in the Bank's Maturity and Rate Sensitivity Analysis is under the Asset/Liability Management caption. Another measure is the test specified by OTS Thrift Bulletin No. 13, "Interest Rate Risk Management." This test measures the impact on net interest income and on net portfolio value of an immediate change in interest rates in 100 basis point increments. Net portfolio value is defined as the net present value of assets, liabilities, and off-balance sheet contracts. Following are the estimated impacts of immediate changes in interest rates at the specified levels at September 30, 1997.

Percentage Changes in Interest Rates:
                   Net Interest       Net Portfolio
 Basis Points        Income(1)          Value(2)
---------------  -----------------  ------------
     +400              -48%               -60%
     +300               -34                -42
     +200               -21                -31
     +100               -9                 -12
    - 100               +8                 +9
    - 200               +8                 +22
    - 300               N/A                N/A
    - 400               N/A                N/A


---------------
(1) The percentage change in this column represents net interest income for 12 months in a stable interest rate environment versus the Net Interest Income in the various rate scenarios.
(2) The percentage change in this column represents net portfolio value of the Bank in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

      The Bank's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Bank's net interest income and capital while structuring the Bank's asset-liability structure to obtain the maximum yield-cost spread on that structure. The Bank relies primarily on its asset-liability structure to control interest rate risk.

      The Bank continually evaluates interest rate risk management opportunities, including the use of derivative financial instruments. Management believes that hedging instruments currently available are not cost-effective, and therefore, has focused its efforts on increasing the Bank's yield-cost spread through wholesale and retail growth opportunities.

      The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at September 30, 1997. Market risk sensitive instruments are generally defined as on-and-off-balance sheet derivatives and other financial instruments.

Expected Maturity/Principal Repayment at September 30,


                             Average                                                              Total                     Fair
                          Interest Rate    1998          1999         2000       2001    2002   Thereafter    Balance(1)   Value(1)
                          -------------    ----          ----         ----       ----    ----   ----------   -----------   --------
                                                                       (Dollars in  Thousands)
Interest-Sensitive Assets:
Fed funds sold and other
 short-term investments        6.00%     $ 11,925       $    --       $   --    $    --      --        --     $ 11,925    $ 11,925
Loans Receivable:
  One-to-four family.          8.18%       18,846         1,147        1,147      2,521   2,521    67,429       92,464      93,019
  Multifamily and Non-
   Residential.......          8.93%       15,389         5,194        5,194      4,097   4,097     2,785       36,756      36,976
  Other..............         10.00%          448            --           --         --      --        --          448         451
Mortgage-Backed
   Securities........          6.80%      132,819           126           --      3,522      74    79,616      216,157     217,039
Investment Securities          6.77%        7,985         4,977        3,000     24,924      --   116,408      157,294     157,129
FHLB stock...........          6.80%        2,776            --           --         --      --        --        2,776       2,776
Interest-Sensitive
 Liabilities:
 Deposits
  Money Market Deposits        3.53%       12,825        10,516        8,623      7,071   5,798    26,415       71,248      71,041
  Passbook Deposits..          2.75%       10,003         8,203        6,726      5,515   4,523    20,603       55,573      55,412
  Now and other demand
   deposits..........          1.26%        2,856         2,342        1,921      1,575   1,291     5,883       15,868      15,822
  Certificate Accounts         6.51%      213,917        36,809        8,769      4,082      --        --      263,577     262,813
Borrowings...........          5.84%       51,875        15,800           --         --      --        --       67,675      67,292
Interest-Sensitive Off
balance sheet items:(2)
  Commitments to extend
   credit............          7.50%                                                               16,409
  Commitments to
   purchase securities         9.00%                                                                  200
  Unused lines of Credit       9.67%                                                               10,711



---------------
(1) Loans are reduced for nonaccrual loans but are not reduced for the allowance for loan losses.
(2) Total balance equals the notional amount of off-balance sheet items and interest rates are the weighted average interest rates of the underlying loans.

      Expected maturities are contractual matures adjusted for prepayments of principal. The Company uses certain assumptions to estimate fair values and expected maturities. For assets, expected maturities are based upon contractual maturity, projected repayments and prepayments of principal. The prepayment experience reflected herein is based on the Company's historical experience. The Company's average Constant Prepayment Rate ("CPR") on its total fixed-rate portfolio is 10%, and 6% on its adjustable-rate portfolio for interest-earning assets (excluding investment securities, which do not have prepayment features). For deposit liabilities, in accordance with standard industry practice and the Company's own historical experience, "decay factors," used to estimate deposit runoff of 12.5%, 8.8%, and between 8% and 100% for passbook, checking and money market deposit accounts, respectively. The actual maturities of these instruments could vary substantially if future prepayments differ from the Company's historical experience.

Personnel
---------

      As of  September  30,  1997,  the Bank had 52  full-time  employees  and 9 part-time employees. The employees are not represented by a collective bargaining unit. The Bank believes its relationship with its employees to be satisfactory.

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

      Based upon total assets, the Bank was the 21st largest thrift institution in the State of New Jersey as of September 30, 1997. The Bank competes with larger financial institutions, headquartered both inside and outside of Middlesex County, New Jersey, that maintain offices in the Bank's market area. These competitors may be able to offer better loan rates from time to time due to their size, financial resources, and competitive strategy.

Regulation
----------

      General. The Corporation owns all of the capital stock of the Bank and is a savings bank holding company. As a savings bank holding company, the Corporation is subject to regulation by the Office of Thrift Supervision ("OTS"). As a company whose stock is publicly-traded, the Corporation is also subject to the reporting, proxy solicitation, and other regulations of the Securities and Exchange Commission ("SEC").

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

      Insurance of Deposit Accounts. The Bank's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

      As a member of the SAIF, the Bank paid an insurance premium to the FDIC equal to a minimum of 0.23% of its total deposits. The FDIC also maintains another insurance fund, The Bank Insurance Fund ("BIF"), which primarily insures commercial bank deposits. In 1996, the annual insurance premium for most BIF members was lowered to $2,000. The lower insurance premiums for BIF members placed SAIF members at a competitive disadvantage to BIF members.

      Effective September 30, 1996, federal law was revised to mandate a one-time special assessment on SAIF members such as the Bank of approximately
 .657% of deposits held on March 31, 1995. Beginning January 1, 1997, the deposit insurance assessment for SAIF members was reduced to .064% of deposits on an annual basis through the end of 1999. During this same period, BIF members will be assessed approximately .013% of deposits. After 1999, assessments for BIF and SAIF members should be the same. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed the Bank declined by approximately 70%.

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

      The Bank was in compliance with both the FDIC and New Jersey capital requirements at September 30, 1997.

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

      As a member, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At September 30, 1997, the Bank had $2.8 million in FHLB stock, which was in compliance with this requirement.

      Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the Department. At September 30, 1997, the Bank's total transaction accounts were below the minimum level for which the Federal Reserve Board requires a reserve.

      State-chartered savings banks have authority to borrow from the Federal Reserve Bank "discount window," but Federal Reserve policy generally requires savings banks to exhaust all reasonable alternative sources before borrowing from the Federal Reserve System. The Bank had no discount window borrowings at September 30, 1997.

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

Executive Officers of the Company
---------------------------------

      The executive officers of the Corporation as of September 30, 1997, were as follows:

Name                      Age    Position
----                     -----   ---------

Benjamin S. Konopacki     75     Chairman of the Board
George T. Hornyak, Jr     47     President and Chief Executive Officer
Ronald E. Vaughn, Jr      41     Senior Vice President - Chief Lending Officer
Thomas Konopacki          40     Executive Vice President - Controller



      The  following   information   describes  the  principal   occupation  and
employment of the executive officers of the Corporation and the Bank as of September 30, 1997, during at least the past five years.

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
--------------------

      The Bank owns its home office which is located at 6 Jackson Street, South River, New Jersey. The Bank also operates four full service branch offices, three of which it owns and one which it leases.

Item 3.  Legal Proceedings
--------------------------

      From time to time the Registrant is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in mortgage loans made by it. In the opinion of management, no material loss is expected from any pending legal proceedings.

Item  4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1997.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
--------------------------------------------------------------------------------
Matters
-------

      The information contained under the section captioned "Common Stock" in the Corporation's Annual Report to Stockholders for the fiscal year ended September 30, 1997 (the "Annual Report"), is incorporated herein by reference.

Item  6.  Selected Financial Data
---------------------------------

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

Item  7A.  Quantitative and Qualitative Disclosures About Market Risk
---------------------------------------------------------------------

      The  information  contained in the section  captioned  "Market Risk" under
Item 1 herein is incorporated herein by reference.

Item  8.  Financial Statements and Supplementary Data

      The Corporation's Consolidated Financial Statements listed in Item 14 herein are incorporated herein by reference.

Item  9.  Changes  in and  Disagreements  With  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

      None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

      The information contained under the section captioned "Proposal I -- Election of Directors" in the Corporation's definitive proxy statement for the Corporation's 1998 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

      Additional information concerning executive officers is included under "Part I - Executive Officers of the Registrant."

Item 11.  Executive Compensation
--------------------------------

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

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

      The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Certain Transactions With the Company" in the Proxy Statement.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a)(1) The Consolidated Financial Statements and Independent Auditors' Report included in the Annual Report, listed below, are incorporated herein by reference.

      1.    Independent Auditors' Report

      2.    Pulse Bancorp, Inc.

            (a) Consolidated Statements of Financial Condition at September 30, 1996 and 1997
            (b) Consolidated Statements of Income for each of the years in the three-year period ended September 30, 1997
            (c) Consolidated Statements of Changes in Stockholders' Equity for each of the years in the three-year period ended September 30, 1997
            (d) Consolidated Statements of Cash Flows for each of the years in the three-year period ended September 30, 1997
            (e)   Notes to Consolidated Financial Statements

(a)(2) All schedules have been omitted, because the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

(a)(3) Exhibits are either filed or attached as part of this Report or incorporated herein by reference.

            3(i)        Certificate of Incorporation1

            3(ii) Bylaws2

            10.1  Employment Agreement with Benjamin S. Konopacki3

            10.2  Employment Agreement with George T. Hornyak, Jr.3

            10.3  Employment Agreement with Thomas Konopacki4

            10.4  1986 Stock Option and Incentive Plan4

            10.5  1993 Stock Option and Incentive Plan5

            10.6  1997 Stock Compensation Plan

            10.7  1997 Directors Stock Option Plan

            13 Annual Report to Stockholders for the fiscal year ended September 30, 1997

            21    Subsidiaries of the Registrant


-------------------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-4 (33-23154) declared effective by the Commission on December 7, 1989.
(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.
(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.
(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1989.
(5) Incorporated by reference to the Registrant's Proxy Statement dated December 18, 1992 for the 1993 Annual Meeting of Stockholders.


(b) No Reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     PULSE BANCORP, INC.


Dated: December 29, 1997             By:  /s/ George T. Hornyak, Jr.
                                          --------------------------
                                          George T. Hornyak, Jr.
                                          President, Chief Executive
                                          Officer and Director (Duly
                                          Authorized Representative)

      Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of December 29, 1997.


By:   /s/ George T. Hornyak, Jr.          By:   /s/ Wayne A. Kronowski
      ------------------------------            -----------------------------
      George T. Hornyak, Jr.                    Wayne A. Kronowski
      President, Chief Executive                Director
      Office and Director (Principal
      Executive Officer)


By:   /s/ Edwin A. Kolodziej              By:   /s/ Joseph Chadwick
      ------------------------------            -----------------------------
      Edwin A. Kolodziej                        Joseph Chadwick
      Director                                  Director


By:   /s/ Benjamin S. Konopacki           By:   /s/ Edwin A. Roginski
      ------------------------------            -----------------------------
      Benjamin S. Konopacki                     Edwin A. Roginski
      Chairman of the Board                     Director


By:   /s/ Thomas Konopacki
      -------------------------------
      Thomas Konopacki
      Executive Vice President - Controller
      (Principal Financial and Accounting
      Officer)