Form 10-Q
period 1997-12-31
PULSE BANCORP INC
filed 1998-02-10
CIK 857559

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
 X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---       EXCHANGE ACT OF 1934
For the quarterly period ended        December 31, 1997
                               -------------------------------------------------

                                  OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---       EXCHANGE ACT OF 1934
For the transition period from                      to
                               -------------------     --------------------

                      Commission File Number             0-18764
                                                      -------------


                               PULSE BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          NEW JERSEY                                       22-3016360
--------------------------------------------------------------------------------
(State or other  jurisdiction of incorporation          (IRS Employer
or  organization)                                      Identification No.)



6 JACKSON ST.,   SOUTH RIVER, N.J.                              08882
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)



Registrant's telephone number, including area code          732-257-2400
                                                     ---------------------------


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
                      Yes           X                         No
                                 -------                          -------

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date January 30, 1998

                      CLASS                         OUTSTANDING
                      ------                        -----------
            $1.00 par value common stock         3,092,148 Shares

                      PULSE BANCORP, INC. AND SUBSIDIARIES



                                      Index


                                                                             Page Number

PART I - CONSOLIDATED  FINANCIAL INFORMATION

          Consolidated Statements of Financial Condition at September 30,
          1997 and December 31, 1997 (unaudited)                                  1

          Consolidated Statements of Income for the Three Months
          Ended December 31, 1996  and 1997 (unaudited)                           2

          Consolidated Statements of Cash Flows for the Three Months Ended
          December 31, 1996 and 1997 (unaudited)                                  3

          Notes to Consolidated Financial Statements                            4-6

          Managements Discussion and Analysis of Financial Condition and
          Results of Operations                                                7-10


PART II - OTHER INFORMATION                                                   11-12

          SIGNATURES                                                             13



                      PULSE BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                                    September 30,          December 31,
                                                                                        1997                   1997
ASSETS                                                                                                     (Unaudited)
------                                                                              -----------------------------------
Cash and amounts due from depository institutions...............................   $  3,550,908           $  4,624,570
Federal funds sold..............................................................     11,925,000              5,000,000
                                                                                    -----------------------------------
    Total cash and cash equivalents.............................................     15,475,908              9,624,570

Investment securities held to maturity; estimated fair value of
  $96,386,850 and $90,804,454, respectively.....................................     96,551,885             90,543,218
Mortgage backed securities held to maturity, net; estimated fair
  value of $163,645,986 and $153,486,793, respectively..........................    162,763,525            152,343,198
Investment securities available for sale........................................     60,741,955             89,937,068
Mortgage-backed securities available for sale...................................     53,393,335             49,594,396
Loans receivable, net...........................................................    127,310,525            136,310,196
Premises & equipment, net.......................................................      1,322,718              1,433,243
Real estate owned, net..........................................................        136,491                748,491
Federal Home Loan Bank of New York stock, at cost...............................      2,775,500              2,775,500
Interest receivable.............................................................      4,584,337              5,086,729
Other assets....................................................................        959,530                925,423
                                                                                   -----------------------------------
     Total assets...............................................................   $526,015,709           $539,322,032
                                                                                   ===================================


LIABILITIES AND
   STOCKHOLDERS' EQUITY
Liabilities:
Deposits........................................................................   $411,020,719           $416,555,821
Borrowings......................................................................     67,675,000             73,675,000
Advance payments by borrowers for taxes & insurance.............................        805,394                687,775
Other liabilities...............................................................      3,308,037              4,200,476
                                                                                  -------------------------------------
     Total liabilities..........................................................    482,809,150            495,119,072
                                                                                  -------------------------------------


Stockholders' Equity:
Preferred stock; authorized 5,000,000 shares; issued and
   outstanding - none...........................................................           -                     -
Common stock; par value $1.00; authorized 10,000,000 shares;
   4,112,128 shares issued and 3,050,048 outstanding and
   4,149,978 shares issued and 3,087,898 outstanding,
   respectively.................................................................      4,142,628              4,149,978
Paid in capital in excess of par value..........................................     12,293,206             12,384,706
Retained earnings- substantially restricted.....................................     42,676,884             43,421,136
Unrealized gain on securities available for sale, net of tax....................        771,341                924,640
Treasury Stock; at cost; 1,062,080 common shares, respectively..................    (16,677,500)           (16,677,500)
                                                                                   ------------------------------------
     Total stockholders' equity.................................................     43,206,559             44,202,960
                                                                                   ------------------------------------
     Total liabilities and stockholders' equity.................................   $526,015,709           $539,322,032
                                                                                   ====================================

See accompanying notes to consolidated financial statements.

                      PULSE BANCORP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)

                                                            Three Months Ended
                                                               December 31,
                                                      ---------------------------
                                                           1996          1997
                                                      ---------------------------
Interest income:
   Loans ..........................................   $  2,919,887   $  2,735,222
   Mortgage-backed securities .....................      3,353,891      3,502,049
   Investments and other interest-earning assets ..      2,569,124      3,050,781
                                                         ------------------------
      Total interest income .......................      8,842,902      9,288,052
                                                         ------------------------

Interest expense:
   Deposits .......................................      4,525,440      4,775,511
   Borrowings .....................................        961,643      1,123,370
                                                         ------------------------
      Total interest expense ......................      5,487,083      5,898,881
                                                         ------------------------
Net interest income ...............................      3,355,819      3,389,171
                                                         ------------------------
Net interest income after provision for loan losses      3,355,819      3,389,171
                                                         ------------------------

Non-interest income:
   Other fees and service charges on loans ........         80,732         69,097
   Income from real estate operations .............         90,566         24,440
   Miscellaneous ..................................         29,689         22,640
                                                         ------------------------
      Total non-interest income ...................        200,987        116,177
                                                         ------------------------
Non-interest expenses:
   Salaries and employee benefits .................        653,699        735,832
   Occupancy expense ..............................         76,747        117,777
   Equipment expense ..............................        131,193        141,637
   Advertising ....................................         94,707         97,990
   Federal deposit insurance premium ..............        176,844         64,622
   Miscellaneous ..................................        322,973        256,903
                                                         ------------------------
      Total non-interest expenses .................      1,456,163      1,414,761
                                                         ------------------------

Income before income taxes ........................      2,100,643      2,090,587
Income taxes ......................................        768,372        728,756
                                                         ------------------------
      Net income ..................................   $  1,332,271   $  1,361,831
                                                         ========================

Basic earnings per common share ...................   $       0.44   $       0.44
                                                         ========================

Diluted earnings per common share .................   $       0.43   $       0.42
                                                         ========================

Dividends per common share ........................   $      0.175   $       0.20
                                                         ========================

Diluted common shares outstanding .................      3,130,615      3,243,610
                                                         ========================


See accompanying notes to consolidated financial statements.

                      PULSE BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                Three Months Ended
                                                                                                   December 31,
                                                                                          ---------------------------
                                                                                               1996           1997
                                                                                          ---------------------------
Cash flows from operating activities:
  Net income ..........................................................................  $  1,332,271    $  1,361,831
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation of premises and equipment.............................................        37,397          42,010
    Provision for losses on real estate owned .........................................        32,850            --
    Amortization of premiums, discounts and fees, net..................................       (36,628)        (30,515)
    Gain on sale of real estate owned .................................................      (104,172)           --
    Decrease (increase) in interest receivable ........................................           749        (502,392)
    Decrease in other assets ..........................................................       168,031          34,107
    (Decrease) increase in other liabilities ..........................................    (1,814,399)        892,439
                                                                                         ----------------------------
      Net cash (used in) provided by operating activities .............................      (383,901)      1,797,480
                                                                                         ----------------------------

Cash flows from investing activities:
    Proceeds from maturities and calls of investment securities held to maturity ......     7,000,000       6,010,000
    Purchase of investment securities held to maturity ................................    (5,000,000)           --
    Principal repayments of investment securities available for sale ..................          --         4,310,242
    Purchase of investment securities available for sale ..............................          --       (33,345,000)
    Purchase of mortgage-backed securities held to maturity ...........................   (12,587,646)     (1,007,187)
    Purchase of mortgage-backed securities available for sale .........................          --              --
    Principal repayments on mortgage-backed securities held to maturity ...............     4,581,594      11,420,764
    Principal repayments on mortgage-backed securities available for sale .............       728,314       3,800,883
    Net decrease (increase) in loans receivable .......................................     5,229,895      (9,584,738)
    Additions to premises and equipment ...............................................       (33,882)       (152,535)
    Proceeds from sale of real estate owned ...........................................     2,317,146            --
                                                                                         ----------------------------
      Net cash provided by (used in) investing activities .............................     2,235,421     (18,547,571)
                                                                                         ----------------------------

Cash flows from financing activities:
    Net increase in deposits ..........................................................     6,847,942       5,535,102
    Net increase in borrowings ........................................................     1,050,000       6,000,000
    Decrease in advance payments by borrowers
      for taxes and insurance .........................................................       (40,682)       (117,619)
    Issuance of common stock ..........................................................         2,210          98,850
    Cash dividends paid ...............................................................      (533,758)       (617,580)
                                                                                         ----------------------------
      Net cash provided by financing activities........................................     7,325,712      10,898,753
                                                                                         ----------------------------

Net increase (decrease) in cash and cash equivalents ..................................     9,177,232      (5,851,338)
Cash and cash equivalents - beginning .................................................     4,749,883      15,475,908
                                                                                         ----------------------------
Cash and cash equivalents - ending ....................................................  $ 13,927,115    $  9,624,570
                                                                                         ============================

Supplemental schedule of non-cash investing activities:
      Transfer of loans receivable to real estate owned ...............................  $    150,000    $    612,000
                                                                                         ============================
Cash paid during the period for:
      Income taxes.....................................................................  $       --      $    209,140
                                                                                         ============================
      Interest.........................................................................  $  5,478,297    $  5,773,299
                                                                                         ============================

See accompanying notes to consolidated financial statements.
                                       3.

                      PULSE BANCORP, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements

1. PRINCIPLES OF CONSOLIDATION
------------------------------
The consolidated financial statements include the accounts of Pulse Bancorp, Inc. (the "Corporation") and its wholly owned subsidiaries, Pulse Savings Bank, Pulse Insurance Services, Pulse Real Estate, and Pulse Investment, Inc. The Corporation's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation

2. BASIS OF PRESENTATION
------------------------
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements, have been included. The results of operations for the three months ended December 31, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year.

3. LOANS RECEIVABLE, NET
------------------------

                                                                                                September 30,  December 31,
                                                                                                    1996          1997
                                                                                             ----------------------------
Real Estate Mortgage:
   One-to-four family .....................................................................   $ 77,761,695   $ 86,679,368
   Multi family ...........................................................................     15,088,127     14,338,665
   Commercial .............................................................................     22,321,707     22,811,302
                                                                                              ---------------------------
                                                                                               115,171,529    123,829,335
                                                                                              ---------------------------

Construction Loans ........................................................................        219,256        145,590

Consumer:
   Home equity ............................................................................     14,348,020     14,695,450
   Passbook or certificate ................................................................        229,173        203,485
                                                                                              ---------------------------
                                                                                                14,577,193     14,898,935
                                                                                              ---------------------------
        Total loans .......................................................................    129,967,978    138,873,860
                                                                                              ---------------------------

Less: Allowance for loan losses ...........................................................      2,357,396      2,315,403
         Deferred loan fees and discounts .................................................        300,057        248,261
                                                                                              ---------------------------
                                                                                                 2,657,453      2,563,664
                                                                                              ---------------------------
                                                                                              $127,310,525   $136,310,196
                                                                                              ===========================

An analysis of the allowance for loan losses is as follows:                                        Three Months Ended
                                                                                                      December 31,
                                                                                              ---------------------------
                                                                                                    1996           1997
                                                                                                    ----           ----
                     Balance-beginning.....................................................   $  2,458,777   $  2,357,396
                     Provisions charged to operations......................................          -              -
                     Losses charged to allowance...........................................        (29,504)       (41,993)
                                                                                              ---------------------------
                     Balance-ending........................................................   $  2,429,273   $  2,315,403
                                                                                              ===========================

                            PULSE BANCORP, INC. AND SUBSIDIARIES
                         Notes To Consolidated Financial Statements


4. INVESTMENT SECURITIES
------------------------
                                                                               September 30, 1997
                                               ------------------------------------------------------------------------------------
                                                                             Gross                 Gross                Estimated
                                                    Carrying               Unrealized            Unrealized                Fair
Held To Maturity                                      Value                   Gains                 Losses                 Value
                                               ------------------------------------------------------------------------------------
U.S. Government (including agencies)                $95,954,388             $313,494               $503,532            $95,764,350
Obligations of state and political
    subdivisions                                        597,497               25,003                   --                  622,500
                                               ------------------------------------------------------------------------------------
                                                    $96,551,885             $338,497               $503,532            $96,386,850
                                               ====================================================================================

Available For Sale
U.S. Government Agency Debentures                   $59,822,275             $333,264               $237,084            $59,918,455
Equity securities                                       800,000               23,500                   --                 $823,500
                                               ------------------------------------------------------------------------------------
                                                    $60,622,275             $356,764               $237,084            $60,741,955
                                               ====================================================================================



                                                                             December 31, 1997
                                               ------------------------------------------------------------------------------------
                                                                              Gross                 Gross                Estimated
                                                    Carrying                Unrealized            Unrealized                Fair
Held To Maturity                                      Value                   Gains                 Losses                 Value
                                               ------------------------------------------------------------------------------------
U.S. Government (including agencies)                $89,955,714             $353,340               $122,264            $90,186,790
Obligations of state and political                      587,504               30,160                   --                 $617,664
    subdivisions
                                               ------------------------------------------------------------------------------------
                                                    $90,543,218             $383,500               $122,264            $90,804,454
                                               ====================================================================================

Available For Sale
U.S. Government Agency Debentures                   $88,174,330             $576,840               $112,602            $88,638,568
Equity securities                                     1,238,750               59,750                   --               $1,298,500
                                               ------------------------------------------------------------------------------------
                                                    $89,413,080             $636,590               $112,602            $89,937,068
                                               ====================================================================================


               PULSE BANCORP, INC. AND SUBSIDIARIES
            Notes To Consolidated Financial Statements


5. MORTGAGE-BACKED SECURITIES
-----------------------------

                                                                  September 30, 1997
                                           ---------------------------------------------------------
                                                              Gross            Gross      Estimated
                                             Carrying        Unrealized      Unrealized      Fair
Held To Maturity                              Value           Gains            Losses        Value
----------------                           ---------------------------------------------------------
Government National Mortgage Association   $ 62,595,447   $  1,404,217   $       --     $ 63,999,664
Federal Home Loan Mortgage Corporation       35,726,553        409,980        265,291     35,871,242
Federal National Mortgage Association        30,556,079        182,409        155,962     30,582,526
Collateralized mortgage obligations          33,885,446          1,836        694,728     33,192,554
                                           ---------------------------------------------------------
                                           $162,763,525   $  1,998,442   $  1,115,981   $163,645,986
                                           =========================================================
Available For Sale
Government National Mortgage Association   $ 33,217,483   $    774,300   $       --     $ 33,991,783
Federal Home Loan Mortgage Corporation        9,473,817        189,614           --        9,663,431
Federal National Mortgage Association         9,616,497        121,624           --        9,738,121
                                           ---------------------------------------------------------
                                           $ 52,307,797   $  1,085,538   $       --     $ 53,393,335
                                           =========================================================


                                                                   December 31, 1997
                                           ---------------------------------------------------------
                                                                Gross         Gross       Estimated
                                              Carrying        Unrealized   Unrealized       Fair
Held To Maturity                                Value           Gains         Losses        Value
                                           ---------------------------------------------------------
Government National Mortgage Association   $ 58,385,017   $  1,269,643   $       --     $ 59,654,660
Federal Home Loan Mortgage Corporation       31,927,291        438,184        254,269     32,111,206
Federal National Mortgage Association        28,888,719        435,519        132,477     29,191,761
Collateralized mortgage obligations          33,142,171          1,892        614,897     32,529,166
                                           ---------------------------------------------------------
                                           $152,343,198   $  2,145,238   $  1,001,643   $153,486,793
                                           =========================================================
Available For Sale
Government National Mortgage Association   $ 30,416,395   $    581,844   $       --     $ 30,998,239
Federal Home Loan Mortgage Corporation        9,155,151        220,814           --        9,375,965
Federal National Mortgage Association         9,102,090        118,102           --        9,220,192
                                           ---------------------------------------------------------
                                           $ 48,673,636   $    920,760   $       --     $ 49,594,396
                                           =========================================================


6. NET INCOME PER COMMON SHARE
------------------------------

The Corporation adopted SFAS No. 128 (SFAS 128) "Earnings per Share" as of December 31, 1997 and basic earnings per common share has been calculated based on the weighted average number of shares outstanding. Fully diluted earnings per share includes common stock outstanding plus the shares that would be outstanding assuming the exercise of dilutive stock options, all of which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average price of the Corporation's common stock. Earnings per share data for the three months ending December 31, 1996 has been restated pursuant to the provisions of SFAS 128.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Corporation's assets at December 31, 1997 totaled $539.3 million, which represents an increase of $13.3 million or 2.5% when compared with $526.0 million at September 30, 1997. Total deposits at December 31, 1997 increased $5.6 million or 1.4% to $416.6 million when compared with $411.0 million at September 30, 1997. Investment securities held to maturity decreased $6.0 million or 6.2% to $90.5 million at December 31, 1997 when compared with $96.5 million at September 30, 1997. Investment securities available for sale increased $29.2 million or 48.1% to $89.9 million at December 31, 1997 when compared to $60.7 million at September 30, 1997. The increase was a result of purchases of $33.3 million, which more than offset principal repayments of $4.3 million. Mortgage-backed securities held to maturity decreased by $10.4 million or 6.4% to $152.3 million at December 31, 1997 when compared to $162.8 million at September 30, 1997. The decrease in mortgage-backed securities held to maturity was primarily due to repayments of $11.4 million, which more than offset purchases of $1.0 million. Mortgage-backed securities available for sale decreased $3.8 million or 7.1% to $49.6 million at December 31, 1997 compared to $40.3 million at September 30, 1997. The decrease in mortgage-backed securities available for sale was due to principal repayments of $3.8 million. Loans receivable increased $9.0 million or 7.1% to $136.3 million at December 31, 1997 when compared to $127.3 million at September 30, 1997. The increase was a result of loan originations of $11.3 million and the purchases of 1-4 family loans totaling $2.6 million, which more than offset principal repayments of $4.3 million, along with the transfer of a $612,000 multi-family loan to other real estate owned. Other liabilities increased by $0.9 million or 27.0% to $4.2 million at December 31, 1997 compared to $3.3 million at September 30, 1997. The increase was primarily due to an increase in the Corporation's income tax liability. Other assets remained relatively unchanged at $925,000 at December 31, 1997. Real estate owned, which consists of real estate acquired in settlement of loans, totaled $748,000 and $136,000 at December 31, 1997 and September 30, 1997, respectively. The increase was due to one multi-family mortgage loan of $612,000 that transferred during the period. Stockholders' equity amounted to $44.2 million and $43.2 million at December 31, 1997 and September 30, 1997, respectively.


Results of operations for three months ended December 31, 1997 and 1996

Net income increased $30,000 or 2.2% to $1.36 million for the three months ended December 31, 1997 compared to $1.33 million for the same 1996 period. The increase was attributable to an increase in interest income along with a decrease in non-interest expense, which more than offset an increase in interest expense and a decrease in non-interest income. Interest income on loans during the three months ended December 31, 1997 decreased $184,000 or 6.3% to $2.7 million when compared to $2.9 million during the same 1996 period. The decrease during the 1997 period resulted from a decrease in the average balance of loans outstanding, along with a decrease in the average yield on the loan portfolio. Interest on mortgage-backed securities increased by $148,000 or 4.4% during the three months ended December 31, 1997 when compared with the same 1996 period as a result of increased balances. Interest earned on investments and other interest-earning assets increased $482,000 or 18.8% to $3.1 million during the three months ended December 31, 1997 when compared to $2.6 million during the same 1996 period. The increase during the 1997 period resulted primarily from an increase in the average balance of investments and other interest-earning assets outstanding.

Interest on deposits increased $250,000 or 5.5% to 4.78 million for the three months ending December 31, 1997 compared to $4.53 million during the same 1996 period primarily as a result of increased deposits outstanding along with an increase in the bank's cost of funds. Interest on borrowings was $1.1 million for the three months ended December 31, 1997 compared with $962,000 for the same 1996 period. The increase was due to a higher average balance outstanding of securities sold under repurchase agreements during the 1997 period.

During the three months ended December 31, 1997 and 1996 the Bank did not make any provisions for loan losses. Although no provisions were made, as management believes the levels of reserves were adequate, no assurances can be made that future increases to the reserve will not be necessary. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of loan activity. At December 31, 1997 and September 30, 1997, the Bank's non-performing loans, which includes loans delinquent 90 days or more, totaled $2.4 million and $1.7 million, respectively. The allowance for loan losses amounted to $2.3 million or 1.67% of total loans at December 31, 1997 and $2.4 million or 1.82% of total loans at September 30, 1997.

Non-interest income decreased $85,000 or 42.2% to $116,000 during the three months ended December 31, 1997 when compared with $201,000 during the same 1996 period. The decrease during the 1997 period resulted from decreases in income from real estate operations, other fees and service charges on loans and miscellaneous income of $66,000, $12,000 and 7,000, respectively. The decrease in income from real estate operations was mostly due to a gain of $73,000 recorded on a sale during the 1996 period.

Non-interest expenses decreased $41,000 or 2.8% to $1.41 million during the three months ended December 31, 1997 when compared with $1.46 million during the same 1996 period. During the three months ended December 31, 1997, FDIC deposit insurance and miscellaneous expense decreased by $112,000 and $66,000, respectively. The large decrease in FDIC insurance expense was a direct result of the lower insurance premiums that took effect January 1, 1997 due to the recapitalization of the SAIF insurance fund. Salaries and employee benefits, occupancy, equipment, and advertising expenses increased by $82,000, 41,000, $10,000, and 3,000, respectively.

Income tax expense totaled $729,000 and $768,000 during the three months ended December 31, 1997 and 1996, respectively. The decrease was primarily due to a decrease in taxable income.


Liquidity and Capital Resources

Liquidity is a measurement of the Bank's ability to generate sufficient cash flow, in order to meet all current and future financial obligations and commitments as they arise. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayments of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives. The Bank's primary sources of funds are deposits, amortization and prepayments of loan and mortgage- backed securities principal, maturities of investment securities, and funds provided by operations and short and medium term borrowings. While scheduled loan amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Bank invests its excess funds in federal funds and overnight deposits with the FHLB-NY which provides liquidity to meet lending requirements. Federal funds sold at December 31, 1997 and September 30, 1997 totaled $5.0 million and $11.9 million, respectively. The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. These activities are summarized as follows:


                                                       Three months ended December 31,
                                                       -------------------------------
                                                             1996        1997
                                                       -------------------------------
                                                               (In Thousands)

Cash and cash equivalents- beginni                         $  4,750    $ 15,476
                                                           --------------------
Operating activities:
  Net income                                                  1,332       1,362
  Adjustments to reconcile net
  income to net cash provided
   by operating activities                                   (1,716)        435
                                                           --------------------

Net cash (used in)provided by operating activities             (384)      1,797

Net cash provided by (used in) investing activities           2,235     (18,548)
Net cash  provided by financing activities                    7,326      10,900
                                                           --------------------
Net increase (decrease) in cash and
          cash equivalents                                    9,177      (5,851)
                                                           --------------------
Cash and cash equivalents- ending                          $ 13,927    $  9,625
                                                           ====================


Cash was generated by operating activities during the 1997 period and used by operating activities during the 1996 period. The primary source of cash from operating activities during both periods was net income. The primary operating use of cash during the 1996 period was the one time special insurance assessment to the FDIC of approximately $2.6 million. The primary sources and uses of investing activity of the Bank are proceeds from net maturities and repayments and the purchase of investment and mortgage-backed securities, net loan activity and from borrowing. Net loans increased $9.6 million during the three months ended December 31, 1997 compared to a decrease of $5.2 million during the same 1996 period. During the three months ended December 31, 1997 and 1996, purchases of mortgage-backed securities totaled $1.0 million and $12.6 million, respectively, and principal repayments totaled $11.4 million and $4.6 million, respectively. During the three months ended December 31, 1997 and 1996, purchases of investment securities totaled $33.3 million and $5.0 million, respectively, and maturities and calls totaled $10.3 million and $7.0 million, respectively. In addition to funding new loan production and the purchase of investment and mortgage-backed securities through operations and financing activities, these activities were also funded by principal repayments on existing loans and mortgage-backed securities and also through short and medium term borrowings.

The primary source of financing activities during the 1997 and 1996 periods was from an increase in deposits outstanding amounting to $5.5 million and $6.8 million, respectively. Net borrowings also increased $6.0 million and $1.0 million during 1997 and 1996, respectively. During the three months ended December 31, 1997 and 1996, cash dividends of $618,000 and $534,000, respectively, were paid on the Corporation's common stock.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB-NY, which provides an additional source of funds.

The Bank anticipates that it will have sufficient funds available to meet its current commitments to originate loans and to purchase mortgage-backed and investment securities. At December 31, 1997, such outstanding commitments amounted to $13.7 million. Certificates of deposit scheduled to mature in one year or less, at December 31, 1997, totaled $217.1 million. Management believes that a significant portion of such deposits will remain with the Bank.

The Bank is subject to regulatory capital requirements mandated by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is required to maintain minimum regulatory capital ratios, defined by the FDIC as risk-based ratio capital (Tier 1 and Total) and leverage ratio capital. The following table presents the minimum capital requirement ratios and the actual ratios as of December 31, 1997:


                                 Requirement         Actual       Excess
                                 ---------------------------------------
       Risk-based Capital
                     Tier 1         4.00%            25.63%       21.63%
                     Total          8.00%            26.88%       18.88%

             Leverage ratio         4.00%             7.51%        3.51%

                       PULSE BANCORP, INC. AND SUBSIDIARY

                                     Part II

ITEM 1.  Legal Proceedings
--------------------------

          Not applicable.

ITEM 2.  Changes in Securities
------------------------------

          Not applicable.

ITEM 3.  Defaults Upon Senior Securities
----------------------------------------

          Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

          At the annual stockholders' meeting held on January 22, 1998, the following matters were submitted to the stockholders:

          A. Election of two directors:
                                                  Votes            Votes
                                                   For            Withheld
                   (i)Mr. Joseph Chadwick       2,288,448          28,500
                  (ii)Mr. Edwin A. Kolodziej    2,287,848          29,100

          The following directors' terms of office as a director continued after the meeting:

                      Mr. Benjamin S. Konopacki
                      Mr. George T. Hornyak, Jr.
                      Mr. Wayne A. Kronowski
                      Mr. Edwin A. Roginski

          B. The appointment of KPMG Peat Marwick LLP as independent auditors for the registrant's 1998 fiscal year was ratified.

          2,305,228 votes in favor; 11,320 against; 400 abstaining

ITEM 5.  Other Materially Important Events
------------------------------------------

          Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

          Not applicable

                       PULSE BANCORP, INC. AND SUBSIDIARY

                                     Part II


ITEM 7.  Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------

          Not applicable

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  PULSE BANCORP, INC

Date:      2/4/98                 By: /s/ George T. Hornyak, Jr.
      ----------------                ----------------------------------------
                                  George T. Hornyak, Jr.
                                  President
                                  Chief Executive Officer
                                  (Duly Authorized Officer)


Date:      2/4/98                 By: /s/ Thomas B. Konopacki
      ----------------               -----------------------------------------
                                  Thomas B. Konopacki
                                  Executive Vice President
                                  Chief Financial Officer