Form 10-Q
period 1998-03-31
PULSE BANCORP INC
filed 1998-05-14
CIK 857559

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

(Mark One)
 X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----      EXCHANGE ACT OF 1934
For the quarterly period ended               March 31, 1998
                               ------------------------------------------------

                                  OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----      EXCHANGE ACT OF 1934
For the transition period from                     to
                               ------------------     ---------------------

                   Commission File Number        0-18764
                                           --------------------


                               PULSE BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          NEW JERSEY                                        22-3016360
(State or other  jurisdiction of incorporation            (IRS Employer
or organization)                                        Identification No.)



6 JACKSON ST.,   SOUTH RIVER, N.J.                              08882
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)



Registrant's telephone number, including area code             732-257-2400
--------------------------------------------------------------------------------


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
                      Yes           X                  No
                             -------------                ------------

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date May 7, 1998

                      CLASS                         OUTSTANDING
                      -----                         -----------
            $1.00 par value common stock            3,120,300 Shares

                         PULSE BANCORP, INC. AND SUBSIDIARIES



                                        Index


                                                                              Page Number
PART I - CONSOLIDATED  FINANCIAL INFORMATION

          Consolidated Statements of Financial Condition at September 30,
          1997 and March 31, 1998 (unaudited)                                       1

          Consolidated Statements of Income for the Three and Six Months
          Ended March 31, 1997  and 1998 (unaudited)                                2

          Consolidated Statements of Cash Flows for the Six Months Ended
          March 31, 1997  and 1998 (unaudited)                                      3

          Notes to Consolidated Financial Statements                              4-6

          Managements Discussion and Analysis of Financial Condition and
          Results of Operations                                                  7-12

          Quantitative and Qualitative Disclosures about Market Risk               12

PART II - OTHER INFORMATION                                                        13

          SIGNATURES                                                               14


                      PULSE BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                                September 30,      March 31,
                                                                                    1997            1998
ASSETS                                                                                           (Unaudited)
                                                                               ------------------------------
Cash and amounts due from depository institutions............................    $3,550,908      $4,456,445
Federal funds sold...........................................................    11,925,000       7,150,000
                                                                               ------------------------------
    Total cash and cash equivalents..........................................    15,475,908      11,606,445

Investment securities held to maturity; estimated fair value of
  $96,386,850 and $61,697,667, respectively..................................    96,551,885      61,549,509
Mortgage backed securities held to maturity, net; estimated fair
  value of $163,645,986 and $143,105,507, respectively.......................   162,763,525     142,150,608
Investment securities available for sale.....................................    60,741,955     126,654,858
Mortgage-backed securities available for sale................................    53,393,335      45,501,015
Loans receivable, net........................................................   127,310,525     140,269,982
Premises & equipment, net....................................................     1,322,718       1,569,580
Real estate owned, net.......................................................       136,491       2,081,999
Federal Home Loan Bank of New York stock, at cost............................     2,775,500       2,836,700
Interest receivable..........................................................     4,584,337       4,911,973
Other assets.................................................................       959,530         875,477
                                                                               ------------------------------
     Total assets............................................................  $526,015,709    $540,008,146
                                                                               ==============================


LIABILITIES AND
   STOCKHOLDERS' EQUITY
Liabilities:
Deposits.....................................................................  $411,020,719    $428,132,602
Borrowings...................................................................    67,675,000      63,675,000
Advance payments by borrowers for taxes & insurance..........................       805,394         824,235
Other liabilities............................................................     3,308,037       2,345,637
                                                                               ------------------------------
     Total liabilities.......................................................   482,809,150     494,977,474
                                                                               ------------------------------


Stockholders' Equity:
Preferred stock; authorized 5,000,000 shares; issued and
   outstanding - none........................................................        -               -
Common stock; par value $1.00; authorized 10,000,000 shares;
   4,112,128 shares issued and 3,050,048 outstanding and 4,173,380 shares issued and 3,111,300 outstanding,
   respectively..............................................................     4,142,628       4,173,380
Paid in capital in excess of par value.......................................    12,293,206      12,647,740
Retained earnings- substantially restricted..................................    42,676,884      44,161,424
Unrealized gain on securities available for sale, net of tax.................       771,341         725,628
Treasury Stock; at cost; 1,062,080 common shares, respectively...............   (16,677,500)    (16,677,500)
                                                                               ------------------------------
     Total stockholders' equity..............................................    43,206,559      45,030,672
                                                                               ------------------------------
     Total liabilities and stockholders' equity..............................  $526,015,709    $540,008,146
                                                                               ==============================

See accompanying notes to consolidated financial statements.

                      PULSE BANCORP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                                Three Months Ended      Six Months Ended
                                                                                      March 31,             March 31,
                                                                   ------------------------------------------------------------
                                                                      1997            1998            1997            1998
                                                                   ------------------------------------------------------------
Interest income:
   Loans ........................................................   $2,788,005    $  2,868,976    $  5,707,892   $  5,604,199
   Mortgage-backed securities....................................    3,586,640       3,272,407       6,940,531      6,774,455
   Investments and other interest-earning assets.................    2,640,485       3,211,135       5,209,609      6,261,916
                                                                    ------------------------------------------------------------
      Total interest income......................................    9,015,130       9,352,518      17,858,032     18,640,570
                                                                    ------------------------------------------------------------

Interest expense:
   Deposits......................................................    4,576,517       4,811,550       9,101,957      9,587,061
   Borrowings....................................................      929,246         972,969       1,890,889      2,096,339
                                                                    ------------------------------------------------------------
      Total interest expense.....................................    5,505,763       5,784,519      10,992,846     11,683,400
                                                                    ------------------------------------------------------------

Net interest income..............................................    3,509,367       3,567,999       6,865,186      6,957,170
                                                                    ------------------------------------------------------------
Net interest income after provision for loan losses..............    3,509,367       3,567,999       6,865,186      6,957,170
                                                                    ------------------------------------------------------------

Non-interest income:
   Other fees and service charges on loans.......................       62,524          70,741         143,256        139,838
   (Loss) gain from real estate operations.......................      (13,255)        (30,528)         77,311         (6,088)
   Miscellaneous.................................................       13,344          18,050          43,033         40,690
                                                                    ------------------------------------------------------------
      Total non-interest income..................................       62,613          58,263         263,600        174,440
                                                                    ------------------------------------------------------------


Non-interest expenses:
   Salaries and employee benefits................................      671,098         747,387       1,324,797      1,483,219
   Occupancy expense.............................................       74,915          94,275         151,662        212,053
   Equipment expense.............................................      150,230         164,732         281,423        306,369
   Advertising...................................................       99,357         118,667         194,064        216,658
   Federal deposit insurance premium.............................       63,312          63,917         240,156        128,538
   Miscellaneous.................................................      284,560         314,736         607,533        571,638
                                                                    ------------------------------------------------------------
      Total non-interest expenses................................    1,343,472       1,503,714       2,799,635      2,918,475
                                                                    ------------------------------------------------------------

Income before income taxes.......................................    2,228,508       2,122,548       4,329,151      4,213,135
Income taxes.....................................................      798,000         760,000       1,566,372      1,488,756
                                                                    ------------------------------------------------------------
      Net income.................................................   $1,430,508    $  1,362,548    $  2,762,779   $  2,724,379
                                                                    ===========================================================

Basic earnings per common share..................................   $     0.47    $       0.44   $       0.90    $       0.88
                                                                    ===========================================================
Diluted earnings per common share ...............................   $     0.45    $       0.42   $       0.88    $       0.84
                                                                    ===========================================================

Dividends per common share.......................................   $    0.175    $       0.20   $       0.35    $       0.40
                                                                    ===========================================================

Diluted common shares outstanding................................   3,148,444       3,234,281       3,136,650      3,229,694
                                                                    ===========================================================


See accompanying notes to consolidated financial statements.


                      PULSE BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)                                                      Six Months Ended
                                                                                                         March 31,
                                                                                              ------------------------------
                                                                                                  1997            1998
                                                                                              ------------------------------
Cash flows from operating activities:
  Net income.............................................................................       $2,762,779      $2,724,379
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation of premises and equipment...............................................           74,622          85,985
    Provision for losses on real estate owned............................................           32,850            -
    Amortization of premiums, discounts and fees, net....................................          (77,046)        (59,246)
    Gain on sale of real estate owned....................................................         (119,141)           -
    Increase in interest receivable......................................................         (210,535)       (327,636)
    Decrease in other assets.............................................................           18,630          84,053
    Increase (decrease) in other liabilities.............................................        1,752,259        (962,400)
                                                                                              ------------------------------
      Net cash provided by operating activities..........................................        4,234,418       1,545,135
                                                                                              ------------------------------

Cash flows from investing activities:
    Proceeds from maturities and calls of investment securities held to maturity.........        7,002,500      35,010,000
    Purchase of investment securities held to maturity...................................      (10,000,000)          -
    Principal repayments of investment securities available for sale                                 -           8,943,556
    Purchase of investment securities available for sale.................................            -         (74,841,875)
    Purchase of mortgage-backed securities held to maturity..............................      (23,838,620)     (1,007,187)
    Purchase of mortgage-backed securities available for sale............................       (4,940,719)          -
    Principal repayments on mortgage-backed securities held to maturity..................        9,839,918      21,606,829
    Principal repayments on mortgage-backed securities available for sale................        2,626,241       7,896,155
    Net decrease (increase) in loans receivable..........................................        4,818,014     (14,904,199)
    Additions to premises and equipment..................................................          (59,313)       (332,847)
    Proceeds from sale of real estate owned..............................................        2,332,115           -
    Purchase of Federal Home Loan Bank of New York Stock.................................         (232,400)        (61,200)
                                                                                              ------------------------------
      Net cash provided by used in investing activities..................................      (12,452,264)    (17,690,768)
                                                                                              ------------------------------

Cash flows from financing activities:
    Net increase in deposits.............................................................       15,125,776      17,111,883
    Net decrease in borrowings...........................................................       (1,725,000)     (4,000,000)
    Decrease in advance payments by borrowers
      for taxes and insurance............................................................           17,652          18,841
    Issuance of common stock.............................................................           88,210         385,286
    Cash dividends paid..................................................................       (1,069,442)     (1,239,840)
                                                                                              ------------------------------
      Net cash provided by financing activities..........................................       12,437,196      12,276,170
                                                                                              ------------------------------

Net increase (decrease) in cash and cash equivalents.....................................        4,219,350      (3,869,463)
Cash and cash equivalents - beginning ...................................................        4,749,883      15,475,908
                                                                                              ------------------------------
Cash and cash equivalents - ending.......................................................       $8,969,233     $11,606,445
                                                                                              ==============================

Supplemental schedule of non-cash investing activities:
      Transfer of loans receivable to real estate owned..................................         $208,500      $1,950,508
                                                                                              ==============================
Cash paid during the period for:
      Income taxes.......................................................................         $300,000      $1,614,140
                                                                                              ==============================
      Interest...........................................................................      $10,987,659     $11,484,126
                                                                                              ==============================

See accompanying notes to consolidated financial statements.

                      PULSE BANCORP, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements

1. PRINCIPLES OF CONSOLIDATION
------------------------------
The consolidated financial statements include the accounts of Pulse Bancorp, Inc. (the "Corporation") and its wholly owned subsidiaries, Pulse Savings Bank, Pulse Insurance Services, Pulse Real Estate, and Pulse Investment, Inc. The Corporation's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation

2. BASIS OF PRESENTATION
------------------------
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements, have been included. The results of operations for the six months ended March 31, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year.

3. LOANS RECEIVABLE, NET                                                  September 30,     March 31,
------------------------                                                       1997           1998
                                                                        ------------------------------
Real Estate Mortgage:
   One-to-four family.................................................     $77,761,695     $89,397,057
   Multi family.......................................................      15,088,127      12,534,710
   Commercial.........................................................      22,321,707      23,267,889
                                                                        ------------------------------
                                                                           115,171,529     125,199,656
                                                                        ------------------------------

Construction Loans....................................................         219,256         145,590

Consumer:
   Home equity.......................................................       14,348,020      16,973,356
   Passbook or certificate...........................................          229,173         179,894
                                                                        ------------------------------
                                                                            14,577,193      17,153,250
                                                                        ------------------------------
        Total loans...................................................     129,967,978     142,498,496
                                                                           ---------------------------

Less: Allowance for loan losses.......................................       2,357,396       2,005,552
         Deferred loan fees and discounts.............................         300,057         222,962
                                                                        ------------------------------
                                                                             2,657,453       2,228,514
                                                                        ------------------------------
                                                                          $127,310,525    $140,269,982
                                                                        ==============================


An analysis of the allowance for loan losses is as follows:                         Six Months Ended
                                                                                        March 31,
                                                                            -------------------------------
                                                                                   1997            1998
                                                                                   ----            ----
               Balance-beginning........................................        $2,458,777      $2,357,396
               Provisions charged to operations.........................              -              -
               Losses charged to allowance..............................          (101,381)       (351,844)
                                                                            -------------------------------
               Balance-ending...........................................        $2,357,396      $2,005,552
                                                                            ===============================

                      PULSE BANCORP, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements

4. INVESTMENT SECURITIES

                                                                  September 30, 1997
                                              -------------------------------------------------------------
                                                                   Gross          Gross         Estimated
                                                   Carrying      Unrealized     Unrealized        Fair
Held To Maturity                                    Value          Gains          Losses          Value
                                              -------------------------------------------------------------
U.S. Government (including agencies)             $95,954,388       $313,494       $503,532     $95,764,350
Obligations of state and political
    subdivisions                                     597,497         25,003       -                622,500
                                              -------------------------------------------------------------
                                                 $96,551,885       $338,497       $503,532     $96,386,850
                                              =============================================================

Available For Sale
U.S. Government Agency Debentures                $59,822,275       $333,264       $237,084     $59,918,455
Equity securities                                    800,000         23,500       -                823,500
                                              -------------------------------------------------------------
                                                 $60,622,275       $356,764       $237,084     $60,741,955
                                              =============================================================

                                                                      March 31, 1998
                                              -------------------------------------------------------------
                                                                   Gross          Gross         Estimated
                                                   Carrying      Unrealized     Unrealized        Fair
Held To Maturity                                    Value          Gains          Losses          Value
                                              -------------------------------------------------------------
U.S. Government (including agencies)             $60,961,998       $255,535       $129,045     $61,088,488
Obligations of state and political                   587,511         21,668         -              609,179
    subdivisions
                                              -------------------------------------------------------------
                                                 $61,549,509       $277,203       $129,045     $61,697,667
                                              =============================================================

Available For Sale
U.S. Government Agency Debentures               $124,678,734       $473,200       $240,926    $124,911,008
Equity securities                                  1,638,750        105,100         -            1,743,850
                                              -------------------------------------------------------------
                                                $126,317,484       $578,300       $240,926    $126,654,858
                                              =============================================================

                      PULSE BANCORP, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements


5. MORTGAGE-BACKED SECURITIES

                                                                 September 30, 1997
                                              -------------------------------------------------------------
                                                                   Gross          Gross         Estimated
                                                   Carrying      Unrealized     Unrealized        Fair
Held To Maturity                                    Value          Gains          Losses          Value
                                              -------------------------------------------------------------
Government National Mortgage Association         $62,595,447     $1,404,217         -          $63,999,664
Federal Home Loan Mortgage Corporation            35,726,553        409,980        265,291      35,871,242
Federal National Mortgage Association             30,556,079        182,409     $  155,962      30,582,526
Collateralized mortgage obligations               33,885,446          1,836     $  694,728      33,192,554
                                              -------------------------------------------------------------
                                                $162,763,525     $1,998,442     $1,115,981    $163,645,986
                                              =============================================================
Available For Sale
Government National Mortgage Association         $33,217,483       $774,300     $   -          $33,991,783
Federal Home Loan Mortgage Corporation             9,473,817        189,614         -            9,663,431
Federal National Mortgage Association              9,616,497        121,624         -            9,738,121
                                              -------------------------------------------------------------
                                                 $52,307,797     $1,085,538     $   -          $53,393,335
                                              =============================================================

                                                                   March 31, 1998
                                              -------------------------------------------------------------
                                                                   Gross          Gross         Estimated
                                                   Carrying      Unrealized     Unrealized        Fair
Held To Maturity                                    Value          Gains          Losses          Value
                                              -------------------------------------------------------------
Government National Mortgage Association        $ 53,534,764     $1,105,000     $   15,688    $ 54,624,076
Federal Home Loan Mortgage Corporation            29,883,622        419,324        204,588      30,098,358
Federal National Mortgage Association             27,385,094        238,707        129,145      27,494,656
Collateralized mortgage obligations               31,347,128          1,471        460,182      30,888,417
                                              -------------------------------------------------------------
                                                $142,150,608     $1,764,502     $  809,603    $143,105,507
                                              =============================================================
Available For Sale
Government National Mortgage Association        $ 27,564,662     $  475,575     $     -       $ 28,040,237
Federal Home Loan Mortgage Corporation             8,849,924        243,190           -          9,093,114
Federal National Mortgage Association              8,290,011         85,918          8,265       8,367,664
                                              -------------------------------------------------------------
                                                $ 44,704,597     $  804,683     $    8,265    $ 45,501,015
                                              =============================================================

6. NET INCOME PER COMMON SHARE
------------------------------

The Corporation adopted SFAS No. 128 (SFAS 128) "Earnings per Share" as of December 31, 1997 and basic earnings per common share has been calculated based on the weighted average number of shares outstanding. Diluted earnings per share includes common stock outstanding plus the shares that would be outstanding assuming the exercise of dilutive stock options, all of which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds purchased from the proceeds at the average price of the Corporation's common stock. Earnings per share data for the three and six months ending March 31, 1997 has been restated pursuant to the provisions of SFAS 128.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation may from time to time make written or oral "forward-looking statements", including statements contained in the Corporation's filings with the Securities and Exchange Commission (including this quarterly report on Form 10-Q and the exhibits thereto), in its reports to stockholders and in other communications by the Corporation, which are made in good faith by the Corporation pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements involve risks and uncertainties, such as statements of the Corporation's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Corporation's control). The following factors, among others, could cause the Corporation's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Corporation conducts operations; the effect of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Corporation and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Corporation's products and services; the success of the Corporation in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and savings habits; and the success of the Corporation at managing the risks involved in the foregoing.

The Corporation cautions that the foregoing list of important factors is not exclusive. The Corporation does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Corporation.

FINANCIAL CONDITION


The Corporation's assets at March 31, 1998 totaled $540.0 million, which represents an increase of $14.0 million or 2.7% when compared with $526.0 million at September 30, 1997. Total deposits at March 31, 1998 increased $17.1 million or 4.2% to $428.1 million when compared with $411.0 million at September 30, 1997. Investment securities held to maturity decreased $35.0 million or 36.3% to $61.5 million at March 31, 1998 when compared with $96.6 million at September 30, 1997. Investment securities available for sale increased $65.9 million or 108.5% to $126.7 million at March 31, 1998 when compared to $60.7 million at September 30, 1997. The increase was a result of purchases of $74.8 million, which more than offset principal repayments of $8.9 million. Mortgage-backed securities held to maturity decreased by $20.6 million or 12.7% to $142.2 million at March 31, 1998 when compared to $162.8 million at September 30, 1997. The decrease in mortgage-backed securities held to maturity was primarily due to repayments of $21.6 million, which more than offset purchases of $1.0 million. Mortgage-backed securities available for sale decreased $7.9 million or 14.8% to $45.5 million at March 31, 1998 compared to $53.4 million at September 30, 1997. The decrease in mortgage-backed securities available for sale was due to principal repayments of $7.9 million. Loans receivable increased $13.0 million or 10.2% to $140.3 million at March 31, 1998 when compared to $127.3 million at September 30, 1997. The increase was a result of loan originations of $20.7 million and the purchases of 1-4 family loans totaling $3.2 million, which more than offset principal repayments of $8.9 million, along with the transfer of $2.0 million in loans to real estate owned. Other liabilities decreased by $1.0 million or 29.1% to $2.3 million at March 31, 1998 compared to $3.3 million at September 30, 1997. The decrease was primarily due to a decrease in the Corporation's income tax liability. Other assets remained relatively unchanged at $875,000 at March 31, 1998. Real estate owned, which consists of real estate acquired in settlement of loans, totaled $2.1 million and $136,000 at March 31, 1998 and September 30, 1997, respectively. The increase was due to three non-accrual multi-family mortgage loans totaling $2.0 million that transferred during the period. Stockholders' equity amounted to $45.0 million and $43.2 million at March 31, 1998 and September 30, 1997, respectively.


Results of operations for three months ended March 31, 1998 and 1997

Net income decreased $68,000 or 4.8% to $1.36 million for the three months ended March 31, 1998 compared to $1.43 million for the same 1997 period. The decrease was attributable to increases in interest and non-interest expenses, which more than offset an increase in interest income. Interest income on loans during the three months ended March 31, 1998 increased $81,000 or 2.9% to $2.9 million when compared to $2.8 million during the same 1997 period. The increase during the 1998 period resulted from an increase in the average balance of loans outstanding, which more than offset a decrease in the average yield on the loan portfolio. Interest on mortgage-backed securities decreased by $314,000 or 8.8% during the three months ended March 31, 1998 when compared with the same 1997 period as a result of decreased balances. Interest earned on investments and other interest-earning assets increased $571,000 or 21.6% to $3.2 million during the three months ended March 31, 1998 when compared to $2.6 million during the same 1997 period. The increase during the 1998 period resulted primarily from an increase in the average balance of investments and other interest-earning assets outstanding.


Interest on deposits increased $235,000 or 5.1% to $4.8 million for the three months ended March 31, 1998 compared to $4.6 million during the same 1997 period primarily as a result of increased deposits outstanding. Interest on borrowings was $973,000 for the three months ended March 31, 1998 compared with $929,000 for the same 1997 period. The increase was due to an increase in the Bank's cost of borrowing, along with a higher average balance outstanding of securities sold under repurchase agreements during the 1998 period.

During the three months ended March 31, 1998 and 1997 the Bank did not make any provisions for loan losses. Although no provisions were made, as management believes the levels of reserves were adequate, no assurances can be made that future increases to the reserve will not be necessary. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of loan activity. At March 31, 1998 and September 30, 1997, the Bank's non-performing loans, which includes loans delinquent 90 days or more, totaled $1.2 million and $1.7 million, respectively. The allowance for loan losses amounted to $2.0 million or 1.43% of total loans at March 31, 1998 and $2.4 million or 1.82% of total loans at September 30, 1997.

Non-interest income decreased $4,000 or 7.0% to $58,000 during the three months ended March 31, 1998 when compared with $62,000 during the same 1997 period. Non-interest expenses increased $160,000 or

12.0% to $1.5 million during the three months ended March 31, 1998 when compared with $1.3 million during the same 1997 period. During the three months ended March 31, 1998, salaries and employee benefits, miscellaneous, occupancy, advertising, and equipment increased by $76,000, $30,000, $19,000, $19,000 and $15,000, respectively. The increase in salaries and employee benefits resulted from an increase in the number of full-time equivalent staff required due to the addition of our East Brunswick office, along with a general increase in compensation levels.

Income tax expense totaled $760,000 and $798,000 during the three months ended March 31, 1998 and 1997, respectively. The decrease was primarily due to a decrease in taxable income.

Results of operations for six months ended March 31, 1998 and 1997

Net income decreased $38,000 or 1.4% to $2.72 million for the six months ended March 31, 1998 compared to $2.76 million for the same 1997 period. The decrease was attributable to an increase in interest and non-interest expenses, along with a decrease in non-interest income, which more than offset an increase in interest income. Interest income on loans during the six months ended March 31, 1998 decreased $104,000 or 1.8% to $5.6 million when compared to $5.7 million during the same 1997 period. The decrease during the 1998 period resulted in a decrease in the average yield on the loan portfolio. Interest on mortgage-backed securities decreased by $166,000 or 2.4% during the six months ended March 31, 1998 when compared with the same 1997 period as a result of decreased balances. Interest earned on investments and other interest-earning assets increased $1.1 million or 20.2% to $6.3 million during the six months ended March 31, 1998 when compared to $5.2 million during the same 1997 period. The increase during the 1997 period resulted primarily from an increase in the average balance of investments and other interest-earning assets outstanding.

Interest on deposits increased $485,000 or 5.3% to $9.6 million for the six months ending March 31, 1998 compared to $9.1 million during the same 1997 period primarily as a result of increased deposits outstanding along with an increase in the bank's cost of funds. Interest on borrowings was $2.1 million for the six months ended March 31, 1998 compared with $1.9 million for the same 1997 period. The increase was due to a higher average balance outstanding of securities sold under repurchase agreements during the 1997 period, along with an increase in the Bank's cost of borrowing.

During the six months ended March 31, 1998 and 1997 the Bank did not make any provisions for loan losses. Although no provisions were made, as management believes the levels of reserves were adequate, no assurances can be made that future increases to the reserve will not be necessary. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of loan activity. At March 31, 1998 and September 30, 1997, the Bank's non-performing loans, which includes loans delinquent 90 days or more, totaled $1.2 million and $1.7 million, respectively. The allowance for loan losses amounted to $2.0 million or 1.43% of total loans at March 31, 1998 and $2.4 million or 1.82% of total loans at September 30, 1997.

Non-interest income decreased $89,000 or 33.8% to $174,000 during the six months ended March 31, 1998 when compared with $263,000 during the same 1997 period. The decrease during the 1998 period resulted from decreases in income from real estate operations, other fees and service charges on loans and miscellaneous income of $83,000, $3,000 and 2,000, respectively. The decrease in income from real estate operations was mostly due to a gain of $119,000 recorded on a sale during the 1997 period.

Non-interest expenses increased $119,000 or 4.2% to $2.9 million during the six months ended March 31, 1998 when compared with $2.8 million during the same 1997 period. During the six months ended March 31, 1998, salaries and employee benefits, occupancy, equipment, and advertising increased by $158,000, $60,000, $25,000 and $23,000, respectively, which more than offset decreases to federal deposit insurance and miscellaneous expenses of $112,000 and $36,000, respectively. The increase in salaries and employee benefits resulted from an increase in the number of full-time equivalent staff required due to the addition of our East Brunswick office, along with a general increase in compensation levels. Furthermore, the increases in occupancy and equipment expenses were also the result of the new office. The large decrease in FDIC insurance expense was a direct result of the lower insurance premiums that took effect January 1, 1997 due to the recapitalization of the Savings Association Insurance Fund.

Income tax expense totaled $1.5 million and $1.6 million during the six months ended March 31, 1998 and 1997, respectively. The decrease was primarily due to a decrease in taxable income.

Year 2000

The Company has a year 2000 committee in place that is comprised of senior management that is diligently working towards the remediation of any year 2000 problems with any of the Bank's internal or external computer systems. All automated systems have been assessed and all third party vendors have been contacted for their responses on the matter. Any vendor not responding to our compliance efforts will have their system replaced with one that is year 2000 certified in the quarter ending December 31, 1998.

Most of the critical data processing of the Bank that could be impacted by this problem is provided by a third party national service bureau. The service bureau has advised the Bank that they expect all modifications to the system to be 100% completed during May, 1998. During that month live testing of the core system will occur at the service bureau by representative users of the system. During the quarter ending September 30, 1998, the Bank expects to test in a live environment, operating on a date in the year 2000, the compatablity of the Bank's internal systems with that of the service bureau's core system.

As of April 1998, the Bank has completed replacing all of it's computers at a cost of approximately $100,000. The replacement of these machines was a project that was anticipated in the normal course of business, not just a result of the year 2000.

The Bank continues to evaluate appropriate courses of corrective action. Based on current analysis, the Bank does not expect additional expenses to have a material effect on it's financial position or results of operations. However, despite our best efforts, factors outside our control could possibly weigh on our ability to process data, possibly leading to an adverse impact on the Bank's results of operations

Liquidity and Capital Resources

Liquidity is a measurement of the Bank's ability to generate sufficient cash flow, in order to meet all current and future financial obligations and commitments as they arise. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayments of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives. The Bank's primary sources of funds are deposits, amortization and prepayments of loan and mortgage- backed securities principal, maturities of investment securities, and funds provided by operations and short and medium term borrowings. While scheduled loan amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Bank invests its excess funds in federal funds and overnight deposits with the FHLB-NY which provides liquidity to meet lending requirements. Federal funds sold at March 31, 1998 and September 30, 1997 totaled $15.5 million and $11.6 million, respectively. The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. These activities are summarized as follows:



                                            Six months ended March 31,
                                            --------------------------
                                                 1997       1998
                                                 (In Thousands)

Cash and cash equivalents- beginning           $  4,750    $ 15,476
                                               --------------------

Operating activities:
  Net income                                      2,763       2,724
  Adjustments to reconcile net
  income to net cash provided
   by operating activities                        1,471      (1,179)
                                               --------------------

Net cash provided by operating activities         4,234       1,545

Net cash used in investing activities           (12,452)    (17,691)
Net cash  provided by financing activities       12,437      12,276
                                               --------------------
Net increase (decrease) in cash and
          cash equivalents                        4,219      (3,870)
                                               --------------------
Cash and cash equivalents- ending              $  8,969    $ 11,606
                                               ====================



Cash was generated by operating activities during the 1998 and 1997 periods. The primary source of cash from operating activities during both periods was net income. The primary sources and uses of investing activity of the Bank are proceeds from net maturities and repayments and the purchase of investment and mortgage-backed securities, net loan activity and from borrowing. Net loans increased $14.9 million during the six months ended March 31, 1998 compared to a decrease of $4.8 million during the same 1997 period. During the six months ended March 31, 1998 and 1997, purchases of mortgage-backed securities totaled $1.0 million and $28.7 million, respectively, and principal repayments totaled $29.5 million and $12.4 million, respectively. During the six months ended March 31, 1998 and 1997, purchases of investment securities totaled $74.8 million and $10.0 million, respectively, and maturities and calls totaled $43.9 million and $7.0 million, respectively. In addition to funding new loan production and the purchase of investment and mortgage-backed securities through operations and financing activities, these activities were also funded by principal repayments on existing loans and mortgage-backed securities and also through short and medium term borrowings.

The primary source of financing activities during the 1998 and 1997 periods was from an increase in deposits outstanding amounting to $17.1 million and $15.1 million, respectively. Net borrowings decreased $4 million and $1.7 million during 1998 and 1997, respectively. During the six months ended March 31, 1998 and 1997, cash dividends of $1.24 million and $1.07 million, respectively, were paid on the Corporation's common stock.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB-NY, which provides an additional source of funds.

The Bank anticipates that it will have sufficient funds available to meet its current commitments to originate loans and to purchase mortgage-backed and investment securities. At March 31, 1998, such outstanding commitments amounted to $7.3 million. Certificates of deposit scheduled to mature in one year or less, at March 31, 1998, totaled $236.3 million. Management believes that a significant portion of such deposits will remain with the Bank.

The Bank is subject to regulatory capital requirements mandated by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is required to maintain minimum regulatory capital ratios, defined by the FDIC as risk-based ratio capital (Tier 1 and Total) and leverage ratio capital. The following table presents the minimum capital requirement ratios and the actual ratios as of March 31, 1998:

                                                Requirement         Actual       Excess
                                              -------------------------------------------
                        Risk-based Capital
                                      Tier 1          4.00%         25.41%       21.41%
                                      Total           8.00%         26.65%       18.65%

                              Leverage ratio          4.00%          7.64%        3.64%



Quantitative and Qualitative Disclosures about Market Risk

          Not applicable.

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

ITEM 3.  Defaults Upon Senior Securities
----------------------------------------

          Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

          Information concerning the January 22, 1998 stockholders annual meeting was disclosed in the Form 10-Q for the quarter ended December 31, 1997.

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




                                  PULSE BANCORP, INC

Date: May 14, 1998                By:/s/ George T. Hornyak
     ------------------------        -----------------------------------
                                     George T. Hornyak, Jr.
                                     President
                                     Chief Executive Officer
                                     (Duly Authorized Officer)


Date: May 14, 1998                By:/s/ Thomas B. Konopacki
     ------------------------        ----------------------------------
                                     Thomas B. Konopacki
                                     Executive Vice President
                                     Chief Financial Officer