Form 10-Q
period 1998-06-30
PULSE BANCORP INC
filed 1998-08-10
CIK 857559

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MarkOne)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

For the quarterly period ended               June 30, 1998
                               -------------------------------------------------

                                                  OR


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

For  the transition period from                   to
                                -----------------    ---------------------------

                         Commission File Number      0-18764
                                                ------------------


                               PULSE BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          NEW JERSEY                                     22-3016360
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


6 JACKSON ST.,   SOUTH RIVER, N.J.                          08882
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)



Registrant's telephone number, including area code         732-257-2400
                                                   -----------------------------

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
                       Yes       X                  No
                             ----------                ----------

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date August 3, 1998
                                         --------------

              CLASS                              OUTSTANDING
              -----                              -----------
   $1.00 par value common stock                3,120,300 Shares

                      PULSE BANCORP, INC. AND SUBSIDIARIES



                                      Index

                                                                                                      Page Number
PART I - CONSOLIDATED  FINANCIAL INFORMATION

               Consolidated Statements of Financial Condition at September 30,
               1997 and June 30, 1998 (unaudited)                                                             1

               Consolidated Statements of Income for the Three and Nine Months
               Ended June 30, 1997  and 1998 (unaudited)                                                      2

               Consolidated Statements of Cash Flows for the Nine Months Ended
               June 30, 1997  and 1998 (unaudited)                                                            3

               Notes to Consolidated Financial Statements                                                   4-6

               Managements Discussion and Analysis of Financial Condition and
               Results of Operations                                                                       7-12

               Quantitative and Qualitative Disclosures about Market Risk                                    12

PART II -      OTHER INFORMATION                                                                          13-14

               SIGNATURES                                                                                    15


                      PULSE BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                                        September 30,      June 30,
                                                                                            1997             1998
ASSETS                                                                                                    (Unaudited)
------                                                                              ---------------------------------
Cash and amounts due from depository institutions ..................................   $   3,550,908    $   3,928,791
Federal funds sold .................................................................      11,925,000       31,300,000
                                                                                       ------------------------------
    Total cash and cash equivalents ................................................      15,475,908       35,228,791

Investment securities held to maturity; estimated fair value of
  $96,386,850 and $71,702,115, respectively ........................................      96,551,885       71,552,863
Mortgage backed securities held to maturity, net; estimated fair
  value of $163,645,986 and $127,010,424, respectively .............................     162,763,525      126,193,187
Investment securities available for sale ...........................................      60,741,955      111,838,330
Mortgage-backed securities available for sale ......................................      53,393,335       40,357,595
Loans receivable, net ..............................................................     127,310,525      146,680,537
Premises & equipment, net ..........................................................       1,322,718        2,148,512
Real estate owned, net .............................................................         136,491        1,338,999
Federal Home Loan Bank of New York stock, at cost ..................................       2,775,500        2,836,700
Interest receivable ................................................................       4,584,337        5,075,730
Other assets .......................................................................         959,530          850,721
                                                                                       ------------------------------
     Total assets ..................................................................   $ 526,015,709    $ 544,101,965
                                                                                       ==============================


LIABILITIES AND
---------------
   STOCKHOLDERS' EQUITY
   --------------------
Liabilities:
Deposits ...........................................................................   $ 411,020,719    $ 434,646,229
Borrowings .........................................................................      67,675,000       59,675,000
Advance payments by borrowers for taxes & insurance ................................         805,394          892,984
Other liabilities ..................................................................       3,308,037        2,988,115
                                                                                       ------------------------------
     Total liabilities .............................................................     482,809,150      498,202,328
                                                                                       ------------------------------


Stockholders' Equity:
Preferred stock; authorized 5,000,000 shares; issued and
   outstanding - none ..............................................................            --               --
Common stock; par value $1.00; authorized 10,000,000 shares;
   4,112,128 shares issued and 3,050,048 outstanding and
   4,182,380 shares issued and 3,120,300 outstanding,
   respectively ....................................................................       4,142,628        4,182,380
Paid in capital in excess of par value .............................................      12,293,206       12,755,740
Retained earnings- substantially restricted ........................................      42,676,884       44,940,852
Unrealized gain on securities available for sale, net of tax .......................         771,341          698,165
Treasury Stock; at cost; 1,062,080 common shares, respectively .....................     (16,677,500)     (16,677,500)
                                                                                        -----------------------------
     Total stockholders' equity ....................................................      43,206,559       45,899,637
                                                                                        -----------------------------
     Total liabilities and stockholders' equity.....................................    $526,015,709   $ 544,101,965
                                                                                        =============================

See accompanying notes to consolidated financial statements.

                         PULSE BANCORP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                Three Months Ended                     Nine Months Ended
                                                                    June 30,                                June 30,
                                                         --------------------------------------------------------------------
                                                             1997             1998                   1997            1998
                                                         --------------------------------------------------------------------
Interest income:
   Loans ................................................ $2,678,398       $2,967,222             $8,386,290      $8,571,421
   Mortgage-backed securities............................  3,753,811        2,942,526             10,694,342       9,716,981
   Investments and other interest-earning assets.........  2,653,990        3,454,560              7,863,599       9,716,476
                                                         --------------------------------------------------------------------
      Total interest income..............................  9,086,199        9,364,308             26,944,231      28,004,878
                                                         --------------------------------------------------------------------

Interest expense:
   Deposits..............................................  4,734,047        4,950,323             13,836,004      14,537,383
   Borrowings............................................    913,435          895,245              2,804,324       2,991,584
                                                         --------------------------------------------------------------------
      Total interest expense.............................  5,647,482        5,845,568             16,640,328      17,528,967
                                                         --------------------------------------------------------------------

Net interest income......................................  3,438,717        3,518,740             10,303,903      10,475,911
                                                         --------------------------------------------------------------------
Net interest income after provision for loan losses......  3,438,717        3,518,740             10,303,903      10,475,911
                                                         --------------------------------------------------------------------

Non-interest income:
   Other fees and service charges on loans...............     79,734           76,672                222,990         216,509
   Gain (loss) from real estate operations...............      5,284          (21,286)                82,595         (27,374)
   Miscellaneous.........................................    113,079           20,001                156,112          60,691
                                                         --------------------------------------------------------------------
      Total non-interest income..........................    198,097           75,387                461,697         249,826
                                                         --------------------------------------------------------------------

Non-interest expenses:
   Salaries and employee benefits........................    690,984          755,782              2,015,781       2,239,002
   Occupancy expense.....................................     55,842          106,420                207,504         318,472
   Equipment expense.....................................    132,179          166,846                413,602         473,215
   Advertising...........................................    118,927           74,755                312,991         291,413
   Federal deposit insurance premium.....................     64,591           64,142                304,747         192,680
   Miscellaneous.........................................    270,799          238,694                878,332         810,332
                                                         --------------------------------------------------------------------
      Total non-interest expenses........................  1,333,322        1,406,639              4,132,957       4,325,114
                                                         --------------------------------------------------------------------

Income before income taxes...............................  2,303,492        2,187,488              6,632,643       6,400,623
Income taxes.............................................    825,000          784,000              2,391,372       2,272,756
                                                         --------------------------------------------------------------------
      Net income......................................... $1,478,492       $1,403,488             $4,241,271      $4,127,867
                                                         ====================================================================

Basic earnings per common share..........................      $0.48            $0.45                  $1.38           $1.33
                                                         ====================================================================
Diluted earnings per common share........................      $0.47            $0.43                  $1.35           $1.28
                                                         ====================================================================

Dividends per common share...............................     $0.175            $0.20                 $0.525           $0.60
                                                         ====================================================================

Diluted common shares outstanding........................  3,171,827        3,242,332              3,145,585       3,219,020
                                                         ====================================================================

See accompanying notes to consolidated financial statements.

                      PULSE BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                              Nine Months Ended
                                                                                                   June 30,
                                                                                   --------------------------------------
                                                                                          1997                   1998
                                                                                   --------------------------------------
Cash flows from operating activities:
  Net income.......................................................................    $4,241,271             $4,127,867
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation of premises and equipment.........................................       110,973.               135,759
    Provision for losses on real estate owned......................................        32,850                -
    Amortization of premiums, discounts and fees, net..............................       (85,115)               (79,217)
    Gain on sale of real estate owned..............................................      (124,951)               -
    Increase in interest receivable................................................      (196,813)              (491,393)
    Decrease in other assets.......................................................     1,313,984                108,809
    Decrease in other liabilities..................................................      (829,088)              (319,922)
                                                                                   --------------------------------------
      Net cash provided by operating activities....................................     4,463,111              3,481,903
                                                                                   --------------------------------------

Cash flows from investing activities:
    Proceeds from maturities and calls of investment securities held to maturity...    13,002,500             42,010,000
    Purchase of investment securities held to maturity.............................   (10,000,000)           (17,000,000)
    Principal repayments of investment securities available for sale.......               -                   31,268,332
    Purchase of investment securities available for sale...........................       -                  (82,341,875)
    Purchase of mortgage-backed securities held to maturity........................   (35,089,594)            (1,007,187)
    Purchase of mortgage-backed securities available for sale......................   (19,960,979)               -
    Principal repayments on mortgage-backed securities held to maturity............    26,758,186             37,558,562
    Principal repayments on mortgage-backed securities available for sale..........     4,524,286             13,041,412
    Net decrease (increase) in loans receivable....................................    14,624,578            (21,310,045)
    Additions to premises and equipment............................................       (64,325)              (961,553)
    Proceeds from sale of real estate owned........................................     2,419,825                723,048
    Purchase of Federal Home Loan Bank of New York Stock...........................      (232,400)               (61,200)
                                                                                   --------------------------------------
      Net cash (used in) provided by investing activities..........................    (4,017,923)             1,919,494
                                                                                   --------------------------------------

Cash flows from financing activities:
    Net increase in deposits.......................................................    18,422,804             23,625,510
    Net decrease in borrowings.....................................................    (3,375,000)            (8,000,000)
    Increase in advance payments by borrowers
      for taxes and insurance......................................................        77,903                 87,590
    Issuance of common stock.......................................................       151,148                502,286
    Cash dividends paid............................................................    (1,606,788)            (1,863,900)
                                                                                   --------------------------------------
      Net cash provided by financing activities....................................    13,670,067             14,351,486
                                                                                   --------------------------------------

Net increase in cash and cash equivalents..........................................    14,115,255             19,752,883
Cash and cash equivalents - beginning .............................................     4,749,883             15,475,908
                                                                                   --------------------------------------
Cash and cash equivalents - ending.................................................   $18,865,138            $35,228,791
                                                                                   ======================================

Supplemental schedule of non-cash investing activities:
      Transfer of loans receivable to real estate owned............................      $208,500             $1,950,508
                                                                                   ======================================
Cash paid during the period for:
      Income taxes.................................................................    $1,000,000             $2,314,140
                                                                                   ======================================
      Interest.....................................................................   $16,580,635            $14,542,995
                                                                                   ======================================

See accompanying notes to consolidated financial statements.

                     PULSE BANCORP, INC. AND SUBSIDIARIES
                     Notes To Consolidated Financial Statements

1. PRINCIPLES OF CONSOLIDATION
------------------------------
The consolidated financial statements include the accounts of Pulse Bancorp, Inc. (the "Corporation") and its wholly owned subsidiaries, Pulse Savings Bank, Pulse Insurance Services, Pulse Real Estate, and Pulse Investment, Inc. The Corporation's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation

2. BASIS OF PRESENTATION
------------------------
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements, have been included. The results of operations for the nine months ended June 30, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year.

3. LOANS RECEIVABLE, NET
------------------------

                                                                                     September 30,              June 30,
                                                                                        1997                      1998
                                                                                     ------------------------------------
Real Estate Mortgage:
   One-to-four family...........................................................       $77,761,695            $90,000,823
   Multi family.................................................................        15,088,127             13,093,075
   Commercial...................................................................        22,321,707             23,484,739
                                                                                ------------------------------------------
                                                                                       115,171,529            126,578,637
                                                                                ------------------------------------------

Construction Loans..............................................................           219,256                185,600

Consumer:
   Home equity..................................................................        14,348,020             21,925,631
   Passbook or certificate......................................................           229,173                189,010
                                                                                ------------------------------------------
                                                                                        14,577,193             22,114,641
                                                                                ------------------------------------------
        Total loans.............................................................       129,967,978            148,878,878
                                                                                ------------------------------------------

Less: Allowance for loan losses.................................................         2,357,396              1,980,743
         Deferred loan fees and discounts.......................................           300,057                217,598
                                                                                ------------------------------------------
                                                                                         2,657,453              2,198,341
                                                                                ------------------------------------------
                                                                                      $127,310,525           $146,680,537
                                                                                ==========================================


An analysis of the allowance for loan losses is as follows:                        Nine Months Ended
                                                                                        June 30,
                                                                                ------------------------------------------
                                                                                         1997                   1998
                                                                                         ----                   ----
                     Balance-beginning..........................................        $2,458,777             $2,357,396
                     Provisions charged to operations...........................            -                      -
                     Losses charged to allowance................................          (101,381)              (376,653)
                                                                                ------------------------------------------
                     Balance-ending.............................................        $2,357,396             $1,980,743
                                                                                ==========================================

                      PULSE BANCORP, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements



4. INVESTMENT SECURITIES
------------------------

                                                                 September 30, 1997
                                        -----------------------------------------------------------------------------------
                                                                    Gross                 Gross                Estimated
                                             Carrying             Unrealized            Unrealized                Fair
Held To Maturity                              Value                 Gains                 Losses                 Value
                                        -----------------------------------------------------------------------------------
U.S. Government (including agencies)        $95,954,388             $313,494               $503,532            $95,764,350
Obligations of state and political
    subdivisions                                597,497               25,003                   -                   622,500
                                        -----------------------------------------------------------------------------------
                                            $96,551,885             $338,497               $503,532            $96,386,850
                                        ===================================================================================

Available For Sale
U.S. Government Agency Debentures           $59,822,275             $333,264               $237,084            $59,918,455
Equity securities                               800,000               23,500                   -                   823,500
                                        -----------------------------------------------------------------------------------
                                            $60,622,275             $356,764               $237,084            $60,741,955
                                        ===================================================================================



                                                                     June 30, 1998
                                        -----------------------------------------------------------------------------------
                                                                     Gross                 Gross                Estimated
                                              Carrying             Unrealized            Unrealized                Fair
Held To Maturity                               Value                 Gains                 Losses                 Value
                                        -----------------------------------------------------------------------------------
U.S. Government (including agencies)        $70,965,344             $209,734                $81,268            $71,093,810
Obligations of state and political              587,519               20,786                   -                   608,305
    subdivisions
                                        -----------------------------------------------------------------------------------
                                            $71,552,863             $230,520                $81,268            $71,702,115
                                        ===================================================================================

Available For Sale
U.S. Government Agency Debentures          $108,886,982             $613,689                $58,680           $109,441,991
Equity securities                             2,320,000               81,188                  4,849              2,396,339
                                        -----------------------------------------------------------------------------------
                                           $111,206,982             $694,877                $63,529           $111,838,330
                                        ===================================================================================

                            PULSE BANCORP, INC. AND SUBSIDIARIES
                         Notes To Consolidated Financial Statements


5. MORTGAGE-BACKED SECURITIES
------------------------------

                                                                                 September 30, 1997
                                               ------------------------------------------------------------------------------------
                                                                             Gross                 Gross                Estimated
                                                     Carrying             Unrealized            Unrealized                Fair
Held To Maturity                                       Value                 Gains                 Losses                 Value
                                               ------------------------------------------------------------------------------------
Government National Mortgage Association            $62,595,447           $1,404,217                  -                $63,999,664
Federal Home Loan Mortgage Corporation               35,726,553              409,980                265,291             35,871,242
Federal National Mortgage Association                30,556,079              182,409               $155,962             30,582,526
Collateralized mortgage obligations                  33,885,446                1,836               $694,728             33,192,554
                                               ------------------------------------------------------------------------------------
                                                   $162,763,525           $1,998,442             $1,115,981           $163,645,986
                                               ====================================================================================
Available For Sale
Government National Mortgage Association            $33,217,483             $774,300             $    -                $33,991,783
Federal Home Loan Mortgage Corporation                9,473,817              189,614                  -                  9,663,431
Federal National Mortgage Association                 9,616,497              121,624                  -                  9,738,121
                                               ------------------------------------------------------------------------------------
                                                    $52,307,797           $1,085,538             $    -                $53,393,335
                                               ====================================================================================


                                                                                          June 30, 1998
                                               ------------------------------------------------------------------------------------
                                                                             Gross                 Gross                Estimated
                                                      Carrying             Unrealized            Unrealized                Fair
Held To Maturity                                        Value                 Gains                 Losses                 Value
                                               ------------------------------------------------------------------------------------
Government National Mortgage Association            $47,783,762             $815,398                $35,915            $48,563,245
Federal Home Loan Mortgage Corporation               25,251,027              398,708                198,458             25,451,277
Federal National Mortgage Association                25,177,413              296,858                110,010             25,364,261
Collateralized mortgage obligations                  27,980,985                1,462                350,806             27,631,641
                                               ------------------------------------------------------------------------------------
                                                   $126,193,187           $1,512,426               $695,189           $127,010,424
                                               ====================================================================================
Available For Sale
Government National Mortgage Association            $24,397,515             $285,884                $37,823            $24,645,576
Federal Home Loan Mortgage Corporation                8,350,833              213,417                   -                 8,564,250
Federal National Mortgage Association                 7,149,711               57,160                 59,102              7,147,769
                                               ------------------------------------------------------------------------------------
                                                    $39,898,059             $556,461                $96,925            $40,357,595
                                               ====================================================================================


6. NET INCOME PER COMMON SHARE
------------------------------

The Corporation adopted SFAS No. 128 (SFAS 128) "Earnings per Share" as of December 31, 1997 and basic earnings per common share has been calculated based on the weighted average number of shares outstanding. Diluted earnings per share includes common stock outstanding plus the shares that would be outstanding assuming the exercise of dilutive stock options, all of which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average price of the Corporation's common stock. Earnings per share data for the three and nine months ending June 30, 1997 has been restated pursuant to the provisions of SFAS 128.

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

FINANCIAL CONDITION


The Corporation's assets at June 30, 1998 totaled $544.1 million, which represents an increase of $18.1 million or 3.4% when compared with $526.0 million at September 30, 1997. Total deposits at June 30, 1998 increased $23.6 million or 5.8% to $434.6 million when compared with $411.0 million at September 30, 1997. Investment securities held to maturity decreased $25.0 million or 25.9% to $71.6 million at June 30, 1998 when compared with $96.6 million at September 30, 1997. Investment securities available for sale increased $51.1 million or 84.1% to $111.8 million at June 30, 1998 when compared to $60.7 million at September 30, 1997. The increase was a result of purchases of $82.3 million, which more than offset principal repayments of $31.2 million. Mortgage-backed securities held to maturity decreased by $36.6 million or 22.5% to $126.2 million at June 30, 1998 when compared to $162.8 million at September 30, 1997. The decrease in mortgage-backed securities held to maturity was primarily due to repayments of $37.6 million, which more than offset purchases of $1.0 million. Mortgage-backed securities available for sale decreased $13.0 million or 24.4% to $40.4 million at June 30, 1998 compared to $53.4 million at September 30, 1997. The decrease in mortgage-backed securities available for sale was due to principal repayments of $13.0 million. Loans receivable increased $19.4 million or 15.2% to $146.7 million at June

30, 1998 when compared to $127.3 million at September 30, 1997. The increase was a result of loan originations of $29.8 million and the purchases of 1-4 family loans totaling $4.7 million, which more than offset principal repayments of $13.1 million, along with the transfer of $2.0 million in loans to real estate owned. Other liabilities decreased by $320,000 or 9.7% to $3.0 million at June 30, 1998 compared to $3.3 million at September 30, 1997. The decrease was primarily due to a decrease in the Corporation's income tax liability. Other assets decreased $109,000 to $851,000 at June 30, 1998. Real estate owned, which consists of real estate acquired in settlement of loans, totaled $1.3 million and $136,000 at June 30, 1998 and September 30, 1997, respectively. The increase was due to three non-accrual multi-family mortgage loans totaling $2.0 million that transferred during the period, which more than offset two sales that resulted in proceeds of approximately $1.0 million. Stockholders' equity amounted to $45.9 million and $43.2 million at June 30, 1998 and September 30, 1997, respectively.


Results of operations for three months ended June 30, 1998 and 1997

Net income decreased $75,000 or 5.1% to $1.40 million for the three months ended June 30, 1998 compared to $1.48 million for the same 1997 period. The decrease was attributable to increases in interest and non-interest expenses, along with a decrease in non-interest income, which more than offset an increase in interest income. Interest income on loans during the three months ended June 30, 1998 increased $289,000 or 10.8% to $2.9 million when compared to $2.7 million during the same 1997 period. The increase during the 1998 period resulted from an increase in the average balance of loans outstanding, which more than offset a decrease in the average yield on the loan portfolio. Interest on mortgage-backed securities decreased by $811,000 or 21.7% during the three months ended June 30, 1998 when compared with the same 1997 period as a result of decreased balances. Interest earned on investments and other interest-earning assets increased $801,000 or 30.2% to $3.5 million during the three months ended June 30, 1998 when compared to $2.7 million during the same 1997 period. The increase during the 1998 period resulted primarily from an increase in the average balance of investments and other interest-earning assets outstanding.


Interest on deposits increased $216,000 or 4.6% to $5.0 million for the three months ended June 30, 1998 compared to $4.7 million during the same 1997 period primarily as a result of increased deposits outstanding. Interest on borrowings was $895,000 for the three months ended June 30, 1998 compared with $913,000 for the same 1997 period. The decrease was due to a decrease in the Bank's cost of borrowing, along with a lower average balance outstanding of securities sold under repurchase agreements during the 1998 period.

During the three months ended June 30, 1998 and 1997 the Bank did not make any provisions for loan losses. Although no provisions were made, as management believes the levels of reserves were adequate, no assurances can be made that future increases to the reserve will not be necessary. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of loan activity. At June 30, 1998 and September 30, 1997, the Bank's non-performing loans, which includes loans delinquent 90 days or more, totaled $1.4 million and $1.7 million, respectively. The allowance for loan losses amounted to $2.0 million or 1.35% of total loans at June 30, 1998 and $2.4 million or 1.82% of total loans at September 30, 1997.

Non-interest income decreased $123,000 or 61.9% to $75,000 during the three months ended June 30,

1998 when compared with $198,000 during the same 1997 period. Miscellaneous income and income from real estate operations decreased by $93,000 and $26,000, respectively. The decrease in miscellaneous income was due to a settlement of $100,000 the bank recorded in the 1997 period in exchange for the release of its' first mortgage lein on a residential property which was deemed to be an environmental hazard.

Non-interest expenses increased $73,000 or 5.5% to $1.4 million during the three months ended June 30, 1998 when compared with $1.3 million during the same 1997 period. During the three months ended June 30, 1998, salaries and employee benefits, occupancy, and equipment miscellaneous increased by $65,000, $51,000 and $35,000, respectively. The increase in salaries and employee benefits resulted from an increase in the number of full-time equivalent staff required due to the addition of our East Brunswick office, along with a general increase in compensation levels. The increases in occupancy and equipment were also the result of the additional branch office.

Income tax expense totaled $784,000 and $825,000 during the three months ended June 30, 1998 and 1997, respectively. The decrease was primarily due to a decrease in taxable income.

Results of operations for nine months ended June 30, 1998 and 1997

Net income decreased $113,000 or 2.7% to $4.13 million for the nine months ended June 30, 1998 compared to $4.24 million for the same 1997 period. The decrease was attributable to an increase in interest and non-interest expenses, along with a decrease in non-interest income, which more than offset an increase in interest income. Interest income on loans during the nine months ended June 30, 1998 increased $185,000 or 2.2% to $8.6 million when compared to $8.4 million during the same 1997 period. The increase during the 1998 period resulted from an increase in the average balance of loans outstanding. Interest on mortgage-backed securities decreased by $977,000 or 9.1% during the nine months ended June 30, 1998 when compared with the same 1997 period as a result of decreased balances. Interest earned on investments and other interest-earning assets increased $1.9 million or 23.6% to $9.7 million during the nine months ended June 30, 1998 when compared to $7.9 million during the same 1997 period. The increase during the 1997 period resulted primarily from an increase in the average balance of investments and other interest-earning assets outstanding.

Interest on deposits increased $701,000 or 5.1% to $14.5 million for the nine months ending June 30, 1998 compared to $13.8 million during the same 1997 period primarily as a result of increased deposits outstanding along with an increase in the bank's cost of funds. Interest on borrowings was $3.0 million for the nine months ended June 30, 1998 compared with$2.8 million for the same 1997 period. The increase was due to a higher average balance outstanding of securities sold under repurchase agreements during the 1997 period, along with an increase in the Bank's cost of borrowing.

During the nine months ended June 30, 1998 and 1997 the Bank did not make any provisions for loan losses. Although no provisions were made, as management believes the levels of reserves were adequate, no assurances can be made that future increases to the reserve will not be necessary. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio and gives due consideration to the changes in general market conditions and in the nature and volume of loan activity. At June 30, 1998 and September 30, 1997, the Bank's non-performing loans, which includes loans delinquent 90 days or more, totaled $1.4 million and $1.7 million, respectively. The allowance for loan losses amounted to $2.0 million or 1.35% of total loans at June 30, 1998 and $2.4 million or 1.82% of total loans at September 30, 1997.

Non-interest income decreased $212,000 or 45.9% to $250,000 during the nine months ended June 30, 1998 when compared with $462,000 during the same 1997 period. The decrease during the 1998 period resulted from decreases in income from real estate operations, miscellaneous and other fees and service charges on loans of $110,000, $95,000 and 6,000, respectively. The decrease in income from real estate operations was mostly due to a gain of $119,000 recorded on a sale during the 1997 period. The decrease in miscellaneous income was due to a settlement of $100,000 the bank recorded in the 1997 period in exchange for the release of its' first mortgage lein on a residential property which was deemed to be an environmental hazard.

Non-interest expenses increased $192,000 or 4.7% to $4.3 million during the nine months ended June 30, 1998 when compared with $4.1 million during the same 1997 period. During the nine months ended June 30, 1998, salaries and employee benefits, occupancy, and equipment increased by $223,000, $111,000 and $60,000, respectively, which more than offset decreases to federal deposit insurance, advertising and miscellaneous expenses of $112,000, $68,000, and $22,000, respectively. The increase in salaries and employee benefits resulted from an increase in the number of full-time equivalent staff required due to the addition of our East Brunswick office, along with a general increase in compensation levels. Furthermore, the increases in occupancy and equipment expenses were also the result of the new office. The large decrease in FDIC insurance expense was a direct result of the lower insurance premiums that took effect January 1, 1997 due to the recapitalization of the Savings Association Insurance Fund.

Income tax expense totaled $2.3 million and $2.4 million during the nine months ended June 30, 1998 and 1997, respectively. The decrease was primarily due to a decrease in taxable income.

Year 2000

The Corporation has a year 2000 committee in place that is comprised of senior management that is diligently working towards the remediation of any year 2000 problems with any of the Bank's internal or external computer systems. All automated systems have been assessed and all third party vendors have been contacted for their responses on the matter. Any vendor not responding to our compliance efforts will have their system replaced with one that is year 2000 certified in the quarter ending December 31, 1998.

Most of the critical data processing of the Bank that could be impacted by this problem is provided by a third party national service bureau. The service bureau has advised the Bank that it conducted a thorough month-long test of its core software system in May 1998 and has completed all changes necessary to ensure its ability to process in the year 2000 and beyond. During the quarter ending September 30, 1998, the Bank expects to test in a live environment, operating on a date in the year 2000, the compatablity of the Bank's internal systems with that of the service bureau's core system.

As of April 1998, the Bank had completed replacing all of its computers at a cost of approximately $100,000. The replacement of these machines was a project that was anticipated in the normal course of business, not just a result of the year 2000.

The Bank continues to evaluate appropriate courses of corrective action. Based on current analysis, the Bank does not expect additional expenses to have a material effect on its financial position or results of operations. However, despite our best efforts, factors outside our control could possibly weigh on our ability to process data, possibly leading to an adverse impact on the Bank's results of operations.

Liquidity and Capital Resources

Liquidity is a measurement of the Bank's ability to generate sufficient cash flow, in order to meet all current and future financial obligations and commitments as they arise. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayments of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives. The Bank's primary sources of funds are deposits, amortization and prepayments of loan and mortgage- backed securities principal, maturities of investment securities, and funds provided by operations and short and medium term borrowings. While scheduled loan amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Bank invests its excess funds in federal funds and overnight deposits with the FHLB-NY which provides liquidity to meet lending requirements. Federal funds sold at June 30, 1998 and September 30, 1997 totaled $31.3 million and $11.6 million, respectively. The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. These activities are summarized as follows:



                                                     Nine months ended June 30,
                                                     --------------------------
                                                           1997       1998
                                                     --------------------------
                                                            (In Thousands)

Cash and cash equivalents- beginning                    $  4,750    $ 15,476
                                                        --------------------

Operating activities:
  Net income                                               4,241       4,128
  Adjustments to reconcile net
  income to net cash provided
   by operating activities                                   222        (646)
                                                        --------------------

Net cash provided by operating activities                  4,463       3,482

Net cash (used in) provided by investing activities       (4,018)      1,919
Net cash  provided by financing activities                13,670      14,352
                                                        --------------------
Net increase in cash and
               cash equivalents                           14,115      19,753
                                                        --------------------
Cash and cash equivalents- ending                       $ 18,865    $ 35,229
                                                        ====================



Cash was generated by operating activities during the 1998 and 1997 periods. The primary source of cash from operating activities during both periods was net income. The primary sources and uses of investing activity of the Bank are proceeds from net maturities and repayments and the purchase of investment and mortgage-backed securities, net loan activity and from borrowing. Net loans increased $19.4 million during the nine months ended June 30, 1998 compared to a decrease of $14.6 million during the same 1997 period. During the nine months ended June 30, 1998 and 1997, purchases of mortgage-backed securities totaled $1.0 million and $55.1 million, respectively, and principal repayments totaled $50.6 million and

$31.3 million, respectively. During the nine months ended June 30, 1998 and 1997, purchases of investment securities totaled $99.3 million and $10.0 million, respectively, and maturities and calls totaled $73.3 million and $13.0 million, respectively. In addition to funding new loan production and the purchase of investment and mortgage-backed securities through operations and financing activities, these activities were also funded by principal repayments on existing loans and mortgage-backed securities and also through short and medium term borrowings.

The primary source of financing activities during the 1998 and 1997 periods was from an increase in deposits outstanding amounting to $23.6 million and $18.4 million, respectively. Net borrowings decreased $8.0 million and $3.4 million during 1998 and 1997, respectively. During the nine months ended June 30, 1998 and 1997, cash dividends of $1.86 million and $1.61 million, respectively, were paid on the Corporation's common stock.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB-NY, which provides an additional source of funds.

The Bank anticipates that it will have sufficient funds available to meet its current commitments to originate loans and to purchase mortgage-backed and investment securities. At June 30, 1998, such outstanding commitments amounted to $39.3 million. Certificates of deposit scheduled to mature in one year or less, at June 30, 1998, totaled $246.2 million. Management believes that a significant portion of such deposits will remain with the Bank.

The Bank is subject to regulatory capital requirements mandated by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is required to maintain minimum regulatory capital ratios, defined by the FDIC as risk-based ratio capital (Tier 1 and Total) and leverage ratio capital. The following table presents the minimum capital requirement ratios and the actual ratios as of June 30, 1998:


                                        Requirement         Actual       Excess
                                        ----------------------------------------
          Risk-based Capital
                        Tier 1                4.00%         24.84%       20.84%
                        Total                 8.00%         26.01%       18.01%

                Leverage ratio                4.00%          7.69%        3.69%



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

ITEM 3.  Defaults Upon Senior Securities
----------------------------------------

               Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

               Not applicable

ITEM 5.  Other Materially Important Events
------------------------------------------

               On July 9, 1998 the Corporation signed a merger agreement with First Source Bancorp, Inc. The merger is expected to occur during December 1998. Following the merger, the Corporation will cease to exist and stockholders of the Corporation will receive stock of First Source Bancorp, Inc. in exchange of their stock of the Corporation. Additional information about the merger, including the method of determining the consideration to be paid to stockholders of the Corporation, is contained in a Current Report on Form 8-K filed by the Corporation with the Securities and Exchange Commission (the "Commission") during July 1998. Although the Merger Agreement imposes certain operating restrictions on the Corporation through the date of merger, these restrictiions do not impede the ability of the Corporation to function as an operating company and the Corporation does not expect that its financial condition, liquidity and results of operations, including those of the Bank, will be materially impacted prior to the merger as a result of these restrictions. The merger is subject to regulatory non-objection and stockholder approval.


ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

               (a) In addition to the exhibits currently filed pursuant to Item 601 of Regulation S-K, the following exhibits are being filed with this report. Exhibits 10.1, 10.2, and 10.3 supplant exhibits previously filed under identical exhibit numbers in the Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

               Exhibit 2.       Agreement   and   Plan  of   Merger  with  First
               ---------        Source Bancorp,  Inc.,  including a stock option
                                agreement (incorporated by reference to exhibits
                                99.2 and 99.3 of a  Current  Report  on Form 8-K
                                (Commission file number 0-18764), dated

                                July  9,  1998).   All  omitted   schedules  are
                                referenced  in the  text  of the  documents  and
                                correspond to the appropriate sections of the text. Omitted schedules will be furnished supplementally to the Commission at the request of the Commission.

               Exhibit 10.1.    Employment agreement with Benjamin S. Konopacki
               ------------

               Exhibit 10.2.    Employment agreement with George T. Hornyak, Jr.
               ------------

               Exhibit 10.3.    Employment agreement with Thomas Konopacki
               ------------

               Exhibit 10.8.    Employment agreement with Jeffrey M. Gostkowski
               ------------

               (b) Reports on Form 8-K.  None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     PULSE BANCORP, INC

Date: 7/29/98                                  By:/s/George T. Hornyak, Jr.
     ---------                                 ---------------------------------
                                                  George T. Hornyak, Jr.
                                                  President
                                                  Chief Executive Officer
                                                  (Duly Authorized Officer)


Date: 7/29/98                                  By:/s/Thomas B. Konopacki
     ---------                                    ------------------------------
                                                  Thomas B. Konopacki
                                                  Executive Vice President
                                                  Chief Financial Officer